Form 10-Q
period 1998-06-30
CITADEL COMMUNICATIONS CORP
filed 1998-08-14
CIK 921742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ------------

                        Commission file number: 000-24515

                     CITADEL COMMUNICATIONS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Nevada                                  86-0748219
        -------------------------------                  -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

      140 South Ash Avenue, Tempe, Arizona                      85281
    ----------------------------------------                -------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (602) 731-5222
                                                    --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of July 31, 1998, there were 16,212,775 shares of common stock, $.001 par value per share, outstanding.

                       Citadel Communications Corporation

                                    Form 10-Q
                                  June 30, 1998

                                      Index

Part I                                                                                           Page
                                                                                                 ----
         Item 1 -          Financial Statements ...............................................     3

         Item 2 -          Management's Discussion and Analysis of Financial Condition
                              and Results of Operations .......................................     7

Part II

         Item 1 -          Legal Proceedings ..................................................    11

         Item 2 -          Changes in Securities and Use of Proceeds ..........................    11

         Item 4 -          Submission of Matters to a Vote of Security Holders ................    12

         Item 6 -          Exhibits and Reports on Form 8-K ...................................    13

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,           JUNE 30,
                                                                        1997                 1998
                                                                    -------------        -------------
                                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                      $   7,684,991        $   4,211,115
     Cash held in escrow                                                  718,561                 --
     Accounts receivable, less allowance for doubtful
          accounts of $808,942 in 1997 and $1,126,545 in 1998          25,744,137           30,564,759
     Notes receivable from related parties                                246,455              268,153
     Prepaid expenses                                                   1,532,227            2,627,645
                                                                    -------------        -------------
              Total current assets                                     35,926,371           37,671,672

Property and equipment, net                                            35,242,284           36,683,624
Intangible assets, net                                                268,689,516          294,452,076
Deposits for pending acquisitions                                         650,000                 --
Other assets                                                            3,664,123            3,972,287
                                                                    -------------        -------------
                                                                    $ 344,172,294        $ 372,779,659
                                                                    =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $   4,001,194        $   4,758,918
     Accrued liabilities                                                9,060,129            9,980,946
     Current maturities of other long-term obligations                    271,352              343,938
                                                                    -------------        -------------
              Total current liabilities                                13,332,675           15,083,802

Notes payable, less current maturities                                 90,084,059          121,084,058
Senior subordinated notes payable                                      98,331,117           98,416,476
Other long-term obligations, less current maturities                    1,012,649            1,094,325
Deferred tax liability                                                 23,270,338           25,764,245

Exchangeable preferred stock                                          102,009,531          109,155,664

Shareholders' equity:
     Series AA convertible preferred stock;
       $.001 par value; issued and outstanding
       9,506,561 shares in 1997 and 1998                                    9,507                9,507
     Common stock; $.001 par value; issued
        and outstanding 8,492,066
        in 1997 and 8,516,361 shares in 1998                                8,492                8,516
     Additional paid-in capital                                        44,865,128           37,741,783

     Accumulated deficit                                              (28,751,202)         (35,578,717)
                                                                    -------------        -------------
              Total shareholders' equity                               16,131,925            2,181,089
                                                                    -------------        -------------
                                                                    $ 344,172,294        $ 372,779,659
                                                                    =============        =============

          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                      --------------------------------        --------------------------------
                                          1997                1998                1997                1998
                                      ------------        ------------        ------------        ------------
Gross broadcasting revenue            $ 19,937,042        $ 38,618,642        $ 36,008,264        $ 69,689,238
   Less agency commissions              (2,032,128)         (3,834,197)         (3,597,754)         (6,765,589)
                                      ------------        ------------        ------------        ------------
     Net broadcasting  revenue          17,904,914          34,784,445          32,410,510          62,923,649

Operating expenses:
   Station operating expenses           12,998,824          23,542,162          24,275,526          45,439,629
   Depreciation and
       amortization                      2,442,803           7,016,620           4,971,439          12,962,958
   Corporate general and
     administrative                        844,397           1,150,917           1,594,843           2,268,650
                                      ------------        ------------        ------------        ------------
       Operating expenses               16,286,024          31,709,699          30,841,808          60,671,237

Operating income                         1,618,890           3,074,746           1,568,702           2,252,412

Nonoperating expenses (income):
   Interest expense                      2,300,692           5,282,955           4,477,395          10,042,263
   Other income, net                       (80,588)            (42,017)            (91,537)            (79,375)
                                      ------------        ------------        ------------        ------------
     Nonoperating expenses,
        net                              2,220,104           5,240,938           4,385,858           9,962,888

Loss before income taxes                  (601,214)         (2,166,192)         (2,817,156)         (7,710,476)

Deferred income tax (benefit)              (35,056)           (453,555)            (70,112)           (882,961)
                                      ------------        ------------        ------------        ------------

Net loss                                  (566,158)         (1,712,637)         (2,747,044)         (6,827,515)

Dividend requirement for
   exchangeable preferred stock
                                              --            (3,572,347)               --            (7,144,694)
                                      ------------        ------------        ------------        ------------

Net loss applicable to common
   shares                             $   (566,158)       $ (5,284,984)       $ (2,747,044)       $(13,972,209)
                                      ============        ============        ============        ============

Basic and diluted net loss per
   common share                       $      (0.18)       $      (1.52)       $      (0.86)       $      (4.18)
                                      ============        ============        ============        ============
Weighted average common shares
   outstanding                           3,193,581           3,468,449           3,193,581           3,344,798
                                      ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------------
                                                                         1997                1998
                                                                     ------------        ------------
Cash flows from operating activities:
     Net loss                                                        $ (2,747,044)       $ (6,827,515)
     Adjustments to reconcile net loss to net cash provided by
           operating activities:
     Depreciation and amortization                                      4,971,439          12,962,958
     Amortization of debt issuance costs and debt discounts                38,031             247,802
     Bad debt expense                                                     318,247             597,807
     Deferred tax benefit                                                 (70,112)           (882,961)
Changes in assets and liabilities, net of acquisitions:
     Increase in accounts receivable and notes receivable from
            related parties                                            (1,971,862)         (5,440,127)
     Increase in prepaid expenses                                            (428)         (1,092,166)
     (Increase) decrease in other assets                                 (236,728)            875,674
     Increase in accounts payable                                       1,121,256             757,724
     (Decrease) increase in accrued liabilities                          (382,684)            772,127
                                                                     ------------        ------------
     Net cash provided by operating activities                          1,040,115           1,971,323

Cash flows from investing activities:
     Capital expenditures                                              (1,217,586)           (641,727)
     Capitalized acquisition costs                                     (1,486,838)         (1,682,685)
     Cash paid to acquire stations                                    (11,726,151)        (34,530,411)
     Deposits for pending acquisitions                                   (550,000)            650,000
                                                                     ------------        ------------
     Net cash used in investing activities                            (14,980,575)        (36,204,823)

Cash flows from financing activities:
     Proceeds from notes payable                                       13,000,000          30,999,999
     Principal payments on other obligations                             (371,223)           (193,667)
     Exercise of stock options                                               --                40,656
     Payment of debt issuance costs                                          --               (87,364)
                                                                     -----------         ------------
     Net cash provided by financing activities                         12,628,777          30,759,624

Net decrease in cash and cash equivalents                              (1,311,683)         (3,473,876)

Cash and cash equivalents, beginning of period                          1,588,366           7,684,991
                                                                     ------------        ------------

Cash and cash equivalents, end of period                             $    276,683        $  4,211,115
                                                                     ============        ============



          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Communications Corporation's Registration Statement on Form S-1 which became effective on June 30, 1998.

(2)   1998 Acquisitions

On January 2, 1998, the Company's wholly owned subsidiary, Citadel Broadcasting Company ("CBC"), acquired radio stations WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania for a purchase price of $815,000. The acquisition was accounted for using the purchase method of accounting.

On February 12, 1998, CBC acquired radio stations KQFC-FM, KKGL-FM and KBOI-AM and a parcel of land in Boise, Idaho for an aggregate purchase price of approximately $14,400,000. The acquisition was accounted for using the purchase method of accounting.

On March 26, 1998, CBC acquired radio stations WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania for a purchase price of $6,000,000. The acquisition was accounted for using the purchase method of accounting.

On April 21, 1998, CBC acquired radio stations KIZN-FM and KZMG-FM in Boise, Idaho for an aggregate purchase price of $14,600,000. The acquisition was accounted for using the purchase method of accounting.

(3)   Subsequent Events

On July 7, 1998, the Company consummated the initial public offering (the "IPO") of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6.250,000 shares were sold by the Company and 630,796 shares were sold by certain stockholders of the Company. On July 14, 1998, the Company sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including the shares issued under the over-allotment option, were $126,606,640, of which total proceeds to the Company were $108,357,931, total proceeds to the selling stockholders were $9,386,244, and total underwriting discounts and commissions were $8,862,465.

On July 15, 1998, CBC announced an agreement to purchase KAAY-FM in Little Rock, Arkansas for an aggregate purchase price of $5,000,000. If consummated, the acquisition will be accounted for using the purchase method of accounting.

On July 27, 1998, CBC exercised its option to purchase WBHT-FM in Wilkes-Barre, Pennsylvania, and, on August 13, 1998, CBC entered into a definitive purchase agreement to purchase WBHT for an approximate purchase price of $1,200,000. CBC has operated WBHT under a local marketing agreement since July 3, 1997. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting medium and changing consumer tastes. For further discussion of these and other factors, refer to the Company's Registration Statement on Form S-1 which became effective on June 30, 1998. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

         The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions in the first and second quarters of 1997 and 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

         1997 First and Second Quarter Acquisitions: On January 1, 1997, the Company acquired Deschutes River Broadcasting, Inc. ("Deschutes"). On June 20, 1997, Deschutes was merged with and into Citadel Broadcasting Company ("CBC"). The results of operations for the six months ended June 30, 1997 reflect six months of operations of Deschutes. KENZ-FM in Salt Lake City, Utah was acquired on February 14, 1997. KBER-FM in Salt Lake City, Utah was acquired on April 10, 1997.

         1998 First and Second Quarter Acquisitions: WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania were acquired on January 2, 1998. KQFC-FM, KKGL-FM and KBOI-AM in Boise, Idaho were acquired on February 12, 1998. WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania were acquired on March 26, 1998.
KIZN-FM and KZMG-FM in Boise, Idaho were acquired on April 21, 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net Broadcasting Revenue. Net broadcasting revenue increased $16.9 million or 94.3% to $34.8 million for the three months ended June 30, 1998 from $17.9 million for the three months ended June 30, 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $14.3 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $2.6 million or 15.0% to $20.0 million in 1998 from $17.4 million in 1997, primarily due to increased ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $10.5 million or 81.1% to $23.5 million for the three months ended June 30, 1998 from $13.0 million for the three months ended June 30, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $6.3 million or 129.1% to $11.2 million for the three months ended June 30, 1998 from $4.9 million for the three months ended June 30, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 32.3% for the three months ended June 30, 1998 compared to 27.4% for the three months ended June 30, 1997.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.3 million or 36.3% to $1.1 million for the three months ended June 30, 1998 from $0.8 million for the three months ended June 30, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

         EBITDA. As a result of the factors described above, EBITDA increased $6.0 million or 148.5% to $10.1 million for the three months ended June 30, 1998 from $4.1 million for the three months ended June 30, 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased $4.6 million or 187.2% to $7.0 million for the three months ended June 30, 1998 from $2.4 million for the three months ended June 30, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

         Interest Expense. Interest expense increased approximately $3.0 million or 129.6% to $5.3 million for the three months ended June 30, 1998 from $2.3 million for the three months ended June 30, 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated in 1997 and 1998.

         Net Loss. As a result of the factors described above, net loss increased $1.1 million or 202.5% to $1.7 million for the three months ended June 30, 1998 from $0.6 million for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net Broadcasting Revenue. Net broadcasting revenue increased $30.5 million or 94.1% to $62.9 million for the six months ended June 30, 1998 from $32.4 million for the six months ended June 30, 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $26.8 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $3.7 million or 11.8% to $34.6 million in 1998 from $30.9 million in 1997, primarily due to increased ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $21.1 million or 87.2% to $45.4 million for the six months ended June 30, 1998 from $24.3 million for the six months ended June 30, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $9.4 million or 114.9% to $17.5 million for the six months ended June 30, 1998 from $8.1 million for the six months ended June 30, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 27.8% for the six months ended June 30, 1998 compared to 25.1% for the six months ended June 30, 1997.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.7 million or 42.2% to $2.3 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

         EBITDA. As a result of the factors described above, EBITDA increased $8.7 million or 132.6% to $15.2 million for the six months ended June 30, 1998 from $6.5 million for the six months ended June 30, 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased $8.0 million or 160.7% to $13.0 million for the six months ended June 30, 1998 from $5.0 million for the six months ended June 30, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

         Interest Expense. Interest expense increased approximately $5.6 million or 124.3% to $10.0 million for the six months ended June 30, 1998 from $4.4 million for the six months ended June 30, 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated in 1997 and 1998.

         Net Loss. As a result of the factors described above, net loss increased $4.1 million or 148.5% to $6.8 million for the six months ended June 30, 1998 from $2.7 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, net cash provided by operations increased to $2.0 million from $1.0 million for the comparable 1997 period primarily due to increases in accounts receivable and prepaid expenses offset by a decrease in other assets and an increase in accrued liabilities.

         For the six months ended June 30, 1998, net cash used in investing activities, primarily for station acquisitions, increased to $36.2 million from $15.0 million in the comparable 1997 period.

         For the six months ended June 30, 1998, net cash provided by financing activities was $30.8 million compared to $12.6 million in the comparable 1997 period. This increase is the result of increased borrowings in the 1998 period for station acquisitions.

         The Company used the net proceeds from its initial public offering of shares of its common stock in July 1998 to repay indebtedness under the Credit Facility of CBC. Immediately following this repayment, CBC had approximately $130.3 million available under the Credit Facility.

         In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities and revolving loans under the Company's credit facility should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

YEAR 2000 MATTERS

         Many existing computer programs use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs may read "00" as the year 1900, thus incorrectly recognizing dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations.

         In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. Although not directly related to the year 2000 problem, the Company has undertaken to replace its accounting and traffic software in each market. The Company expects that this program will minimize or eliminate year 2000 problems associated with the software for such systems. This software upgrade is expected to be completed by the end of the third quarter of 1998 at a cost of approximately $0.3 million in 1998, which consists primarily of the annual lease rental payment of $0.2 million for software and $0.1 million in related one-time costs. The operating lease for the computer software is anticipated to be for a period of five years. In connection with this software upgrade, the Company expects that its accounting and traffic hardware systems will be assessed by the software vendor for both compatibility with the new software and year 2000 compliance, and that the Company may also engage outside consultants, as necessary and as available, for such purpose. Much of the total cost of the hardware upgrade will be subject to trade agreements and, as such, will be expensed in accordance with the Company's policy of accounting for barter transactions.

         The Company has assembled a task force consisting of the Company's three regional Presidents, Chief Financial Officer, regional engineers and two internal information systems employees to inventory and assess the Company's other internal information and operating systems, including its broadcast and related support systems which may contain embedded microprocessors, in order to develop a strategy to address the computer software and hardware changes and facility upgrades that may be required to remedy the year 2000-related deficiencies of those systems. The Company recognizes that it must also conduct an assessment of year 2000-related problems originating with third parties outside of the Company's control, including vendors of programming software and providers of satellite programming.

         Until the task force makes substantial progress in identifying problem areas, it is not possible to estimate the extent of year 2000 deficiencies in the Company's systems, the costs to the Company of correcting such deficiencies and the time frame in which any required corrections will be made. In addition, numerous uncertainties relating to such matters exist, including the ability to locate, test and correct or replace relevant computer codes in software and embedded microprocessors, the availability and cost of personnel trained in this area, if required, and the extent to which third parties will be able to timely correct year 2000 problems which may originate with such third parties, but which impact the Company's operations. Given such uncertainties and the preliminary nature of the Company's investigations to date, there can be no assurances that year 2000-related deficiencies and required corrective measures will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II

ITEM 1.       LEGAL PROCEEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

         The Company has received civil investigative demands ("CIDs") from the Department of Justice ("DOJ") pursuant to which the DOJ has requested information from the Company to determine whether the Company has violated certain antitrust laws. The first CID was issued on September 27, 1996 and concerns the Company's acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996 (the "KRST Acquisition"). The CID requested written answers to interrogatories and the production of certain documents concerning the radio station market in Albuquerque, in general, and the KRST Acquisition, in particular, to enable the DOJ to determine, among other things, whether the KRST Acquisition would result in excessive concentration in the market. The Company has responded to the CID. The DOJ requested supplemental information on January 27, 1997, to which the Company also responded. There have been no communications since that time and, at present, the Company has been given no indication from the DOJ regarding its intended future actions. If the DOJ were to proceed with and successfully challenge the KRST Acquisition, the Company may be required to divest one or more radio stations in Albuquerque.

         A second CID was issued on October 9, 1996 and concerned the Company's Joint Sales Agreement (the "JSA") relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to such CID, the DOJ has requested information to determine whether the JSA constituted a de facto merger or amounted to a combination or contract in restraint of trade. The Company responded to the CID, and has met with the DOJ concerning this matter. If the DOJ were to proceed with and successfully challenge the JSA, the Company may be required to terminate the JSA.

         A third CID was received on June 29, 1998 and concerned the proposed sale by the Company of stations WQWK, WRSC, WBLF and WIKN in State College, Pennsylvania to Talleyrand Broadcasting. The Company is currently preparing its response to the CID. If the DOJ were to successfully challenge the transaction prior to its closing, the parties may be required to abandon the proposed sale. Additionally, there are other delays in connection with this transaction unrelated to the DOJ.

         At this time, the Company cannot predict the impact on the Company, if any, of these proceedings or any future DOJ demands.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 26, 1998, the Company consummated a recapitalization of its capital stock pursuant to which each then outstanding share of the Company's Class A Common Stock, Class B Common Stock, Class C Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock was converted into three shares of Common Stock (rounded to the nearest whole share) and each then outstanding share of the Company's Series C Convertible Preferred Stock and Series D Convertible Preferred Stock was converted into three shares of Series AA Convertible Preferred Stock (rounded to the nearest whole share). The issuance of such shares was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Commission file number 333-51011), which became effective on June 30, 1998. The Registration Statement related to a total of 7,912,915 shares of the Company's common stock, par value $.001 per share, 7,282,119 shares of which were registered for sale by the Company and 630,796 shares of which were registered for sale by certain stockholders of the Company. All shares registered have been sold.

         On July 7, 1998, the Company consummated the initial public offering of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by the Company and 630,796 shares were sold by the selling stockholders. On July 14, 1998, the Company sold an additional 1,032,119 shares of common stock at an initial public offering price of $16.00 per share pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares sold, including those shares sold pursuant to the exercise of the underwriters' over-allotment option, was $126,606,640, of which $116,513,904 was attributable to the shares sold by the Company and $10,092,736 was attributable to the shares sold by the selling stockholders. Prudential Securities Incorporated acted as lead manager and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co. and NationsBanc Montgomery Securities LLC acted as co-managers of the offering.

The following is a list of the net proceeds to the Company:

                  Aggregate offering price
                     attributable to shares sold by
                     the Company                     $ 116,513,904
                  Underwriting discounts and
                     commissions                       (8,155,973)
                  Other offering expenses              (2,000,000)
                                                     -------------
                  Net proceeds to the Company        $ 106,357,931
                                                     =============


Other expenses represent the Company's estimate of the amount of expenses incurred by the Company in connection with the offering. All expenses, other than $802 which was paid by the Company as the registration fee for the shares registered for one of the selling stockholders affiliated with the Company, represent direct payments to parties other than directors, officers, ten percent or more owners of the Company's common stock, and their affiliates.

         The Company used the $106,357,931 of net proceeds from the offering to repay indebtedness under the Credit Facility of CBC.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The holders of each class of then outstanding capital stock of the Company acted by written consent (the "Written Consent") in lieu of a Special Meeting of Stockholders dated as of June 24, 1998.

(b)      Not applicable.

(c) The matter acted upon by the stockholders pursuant to the Written Consent was the approval of the adoption of (i) a Certificate of Eighth Amended and Restated Certificate of Incorporation of the Company and
         (ii) Amended and Restated Bylaws of the Company. The Written Consent was signed by all of the holders of each then outstanding class of capital stock of the Company.

(d)      Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)                                EXHIBIT INDEX

                  Exhibit
                  Number                          Description of Exhibit
                  -------                         ----------------------
                    3(i)                    Amended and Restated Certificate of Incorporation of
                                            Citadel Communications Corporation

                    3(ii)                   Amended and Restated Bylaws of Citadel Communications
                                            Corporation

                    27                      Financial Data Schedule


         (b)   Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CITADEL COMMUNICATIONS CORPORATION

Date:  August 14, 1998         By:  /s/  Lawrence R. Wilson
       -------------------          --------------------------------------------
                                    Lawrence R. Wilson
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

Date:  August 14, 1998         By:  /s/  Donna L. Heffner
       -------------------          --------------------------------------------
                                    Donna L. Heffner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
-------                    ----------------------
 3(i)             Amended and Restated Certificate of Incorporation of
                  Citadel Communications Corporation

 3(ii)            Amended and Restated Bylaws of Citadel Communications
                  Corporation

 27               Financial Data Schedule