Form 10-Q
period 1998-09-30
CITADEL COMMUNICATIONS CORP
filed 1998-11-16
CIK 921742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission file number: 000-24515

                       CITADEL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                     Nevada                                  86-0748219
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

      140 South Ash Avenue, Tempe, Arizona                     85281
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (602) 731-5222

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  / /

         As of October 31, 1998, there were 25,725,271 shares of common stock, $.001 par value per share, outstanding.

                       Citadel Communications Corporation

                                    Form 10-Q
                               September 30, 1998

                                      Index

Part I                                                                               Page
                                                                                     ----
         Item 1 - Financial Statements ..........................................      3

         Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ..................................      9

Part II

         Item 1 - Legal Proceedings .............................................     15

         Item 2 - Changes in Securities and Use of Proceeds .....................     15

         Item 6 - Exhibits and Reports on Form 8-K ..............................     17

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                       1997              1998
                                                                  -------------      -------------
                                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                    $   7,684,991      $   7,406,965
     Cash held in escrow                                                718,561                 --
     Accounts receivable, less allowance for doubtful
          accounts of $808,942 in 1997 and $1,280,553 in 1998        25,744,137         31,808,518
     Notes receivable from related parties                              246,455            235,906
     Prepaid expenses                                                 1,532,227          3,286,852
                                                                  -------------      -------------
              Total current assets                                   35,926,371         42,738,241

Property and equipment, net                                          35,242,284         36,833,719
Intangible assets, net                                              268,689,516        290,405,370
Deposits for pending acquisitions                                       650,000                 --
Other assets                                                          3,664,123          3,375,942
                                                                  -------------      -------------
                                                                  $ 344,172,294      $ 373,353,272
                                                                  =============      =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $   4,001,194      $   3,032,234
     Accrued liabilities                                              9,060,129          8,367,647
     Current maturities of other long-term obligations                  271,352            281,617
                                                                  -------------      -------------
              Total current liabilities                              13,332,675         11,681,498

Notes payable, less current maturities                               90,084,059         18,726,126
Senior subordinated notes payable                                    98,331,117         98,460,823
Other long-term obligations, less current maturities                  1,012,649          1,011,050
Deferred tax liability                                               23,270,338         25,306,162

Exchangeable preferred stock                                        102,009,531        112,964,761

Shareholders' equity:
     Series AA convertible preferred stock;  $.001 par value;
       issued and outstanding 9,506,561 shares in 1997                    9,507                 --
     Common stock; $.001 par value; issued and outstanding
       8,492,066 in 1997 and 25,725,271 shares in 1998                    8,492             25,725
     Additional paid-in capital                                      44,865,128        140,804,380
     Unrealized loss on hedging contract                                     --           (595,595)

     Accumulated deficit                                            (28,751,202)       (35,031,658)
                                                                  -------------      -------------
              Total shareholders' equity                             16,131,925        105,202,852
                                                                  -------------      -------------
                                                                  $ 344,172,294      $ 373,353,272
                                                                  =============      =============




          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                    --------------------------------      --------------------------------
                                         1997               1998               1997               1998
                                    -------------      -------------      -------------      -------------
Gross broadcasting revenue          $  30,508,537      $  39,551,005      $  66,516,801      $ 109,240,243
   Less agency commissions             (2,894,229)        (3,653,280)        (6,491,983)       (10,418,869)
                                    -------------      -------------      -------------      -------------
     Net broadcasting  revenue         27,614,308         35,897,725         60,024,818         98,821,374

Operating expenses:
   Station operating expenses          18,993,664         23,972,146         43,305,951         69,411,775
   Depreciation and
       amortization                     4,589,040          7,042,115          9,588,642         20,005,073
   Corporate general and
     administrative                       967,637          1,082,541          2,562,480          3,351,191
                                    -------------      -------------      -------------      -------------

       Operating expenses              24,550,341         32,096,802         55,457,073         92,768,039

Operating income                        3,063,967          3,800,923          4,567,745          6,053,335

Nonoperating expenses (income):
   Interest expense                     3,736,155          3,548,184          8,469,658         13,590,447
   Other income, net                     (309,562)           (14,774)          (401,099)           (94,149)
                                    -------------      -------------      -------------      -------------
     Nonoperating expenses,
        net                             3,426,593          3,533,410          8,068,559         13,496,298

Income (loss) before
   income taxes                          (362,626)           267,513         (3,500,814)        (7,442,963)

Income tax (benefit)                      (35,056)          (279,546)          (105,168)        (1,162,507)
                                    -------------      -------------      -------------      -------------

Net income (loss)                        (327,570)           547,059         (3,395,646)        (6,280,456)

Dividend requirement for
   exchangeable preferred stock         3,275,693          3,763,345          3,275,693         10,822,375
                                    -------------      -------------      -------------      -------------

Net loss applicable to common
   shares                           $  (3,603,263)     $  (3,216,286)     $  (6,671,339)     $ (17,102,831)
                                    =============      =============      =============      =============

Basic and diluted net loss per
   common share                     $       (1.13)     $       (0.20)     $       (2.09)     $       (2.22)
                                    =============      =============      =============      =============

Weighted average common shares
   outstanding                          3,198,985         16,468,645          3,195,402          7,690,114
                                    =============      =============      =============      =============




          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                            ----------------------------      ----------------------------
                                                1997             1998             1997             1998
                                            -----------      -----------      -----------      -----------
Net income (loss)                           $  (327,570)     $   547,059      $(3,395,646)     $(6,280,456)

Other comprehensive income:


Unrealized loss on hedging
    contract                                         --         (595,595)              --         (595,595)
                                            -----------      -----------      -----------      -----------

Comprehensive income                        $  (327,570)     $   (48,536)     $(3,395,646)     $(6,876,051)
                                            ===========      ===========      ===========      ===========




          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                        1997               1998
                                                                   -------------      -------------
Cash flows from operating activities:
     Net loss                                                      $  (3,395,646)     $  (6,280,456)
     Adjustments to reconcile net loss to net cash provided by
           operating activities:
     Depreciation and amortization                                     9,588,642         20,005,073
     Amortization of debt issuance costs and debt discounts              138,352            479,620
     Bad debt expense                                                    603,558            886,873
     Deferred tax benefit                                               (105,168)        (1,341,044)
     Unrealized loss on interest rate swap                                    --           (595,595)
Changes in assets and liabilities, net of acquisitions:
     Increase in accounts receivable and notes receivable from
           related parties                                            (5,388,399)        (6,940,705)
     Increase in prepaid expenses                                       (446,599)        (1,751,373)
     (Increase) decrease in other assets                                (266,368)         1,293,436
     Increase in accounts payable                                       (215,156)          (968,960)
     (Decrease) increase in accrued liabilities                        3,367,485           (841,172)
                                                                   -------------      -------------
     Net cash provided by operating activities                         3,880,701          3,945,697

Cash flows from investing activities:
     Capital expenditures                                             (1,478,410)        (1,746,810)
     Capitalized acquisition costs                                    (2,484,066)        (1,963,106)
     Cash paid to acquire stations                                  (128,187,024)       (36,290,411)
     Deposits for pending acquisitions                                (1,200,000)           650,000
                                                                   -------------      -------------
     Net cash used in investing activities                          (133,349,500)       (39,350,327)

Cash flows from financing activities:
     Proceeds from notes payable                                      13,000,000         34,999,999
     Proceeds from senior subordinated notes payable                  97,250,000                 --
     Proceeds from issuance of exchangeable preferred stock           96,280,003                 --
     Proceeds from initial public offering                                    --        116,513,904
     Cash payment of initial public offering costs                            --         (9,642,586)
     Principal payments on notes payable                             (51,560,892)      (106,357,932)
     Principal payments on other long-term obligations                  (408,840)          (346,259)
     Exercise of stock options                                            20,008             48,734
     Payment of debt issuance costs                                           --            (89,256)
                                                                   -------------      -------------
     Net cash provided by financing activities                       154,580,279         35,126,604

Net increase (decrease) in cash and cash equivalents                  25,111,480           (278,026)

Cash and cash equivalents, beginning of period                         1,588,366          7,684,991
                                                                   -------------      -------------

Cash and cash equivalents, end of period                           $  26,699,846      $   7,406,965
                                                                   =============      =============




          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Citadel Communications Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Communications Corporation's Registration Statement on Form S-1 which became effective on June 30, 1998.

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

On July 14, 1998, CBC signed an agreement to acquire KAAY-AM in Little Rock, Arkansas for an aggregate purchase price of $5,000,000. The acquisition will be accounted for using the purchase method of accounting.

On July 27, 1998, CBC exercised its option to purchase WBHT-FM in Wilkes-Barre, Pennsylvania, and, on August 13, 1998, CBC entered into a definitive purchase agreement to purchase WBHT for an approximate purchase price of $1,200,000. CBC has operated WBHT under a local marketing agreement since July 3, 1997. The acquisition will be accounted for using the purchase method of accounting.

On September 18, 1998, CBC acquired an internet service provider, Digital Planet, in Salt Lake City, Utah for an aggregate purchase price of $225,000. The acquisition was accounted for using the purchase method of accounting.

On September 29, 1998, CBC acquired an internet service provider, Internet Technology Systems, Inc., in Salt Lake City, Utah for an aggregate purchase price of $1,535,000. The acquisition was accounted for using the purchase method of accounting.

(3) Initial Public Offering

On July 7, 1998, the Company consummated the initial public offering (the "IPO") of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by the Company and 630,796 shares were sold by certain stockholders of the Company. On July 14, 1998, the Company sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including the shares issued under the over-allotment option, were $126,606,640, of which total proceeds to the Company were $108,357,932, total proceeds to the selling stockholders were $9,386,244, and total underwriting discounts and commissions were $8,862,466.

(4) Subsequent Events

On October 8, 1998, CBC sold the assets of its one AM and three FM stations in Quincy, Illinois for $2,250,000. A gain of approximately $0.8 million will be recognized on the sale.

On October 9, 1998, CBC agreed to purchase the assets of 62nd Street Broadcasting of Saginaw, L.L.C. in Saginaw, Michigan for an approximate purchase price of $35,000,000. The acquisition will be accounted for using the purchase method of accounting.

On October 29, 1998, CBC agreed to purchase WHYL-AM and WHYL-FM in Carlisle, Pennsylvania for an approximate purchase price of $4,250,000. The acquisition will be accounted for using the purchase method of accounting.

On November 5, 1998, CBC agreed to purchase the stock and warrants of Citywide Communications, Inc., which owns radio stations in Baton Rouge and Lafayette, Louisiana, for an approximate purchase price of $34,500,000. The acquisition will be accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

         The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions in 1997 and in the first, second and third quarters of 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

         1997 Acquisitions: On January 1, 1997, the Company acquired Deschutes River Broadcasting, Inc. ("Deschutes"). On June 20, 1997, Deschutes was merged with and into Citadel Broadcasting Company ("CBC"). The results of operations for the nine months ended September 30, 1997 reflect nine months of operations of Deschutes. KENZ-FM in Salt Lake City, Utah was acquired on February 14, 1997. KBER-FM in Salt Lake City, Utah was acquired on April 10, 1997. On July 3, 1997, CBC acquired all the issued and outstanding capital stock of Tele-Media Broadcasting Company. On July 17, 1997, CBC acquired KNHK-FM in Reno, Nevada. On September 25, 1997, CBC acquired KTHK-FM in Tri-Cities, Washington. On September 29, 1997, CBC acquired WDGE-FM and Bear Broadcasting Limited Liability Company, an internet access provider, both in Providence, Rhode Island. On October 15, 1997, CBC acquired Snider Broadcasting Corporation, Snider Corporation and CDB Broadcasting Corporation, all of which were in Little Rock, Arkansas. On October 21, 1997, CBC acquired WLEV-FM in Allentown, Pennsylvania. CBC acquired stations KBEE-FM and KFNZ-AM in Salt Lake City, Utah on October 24, 1997. On November 4, 1997, CBC acquired Natural States Communications and GHB of Little Rock, both in Little Rock, Arkansas. On November 18, 1997, CBC acquired WHKK-FM in Providence, Rhode Island.

         1998 First, Second and Third Quarter Acquisitions: WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania were acquired on January 2, 1998. KQFC-FM, KKGL-FM and KBOI-AM in Boise, Idaho were acquired on February 12, 1998. WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania were acquired on March 26, 1998. KIZN-FM and KZMG-FM in Boise, Idaho were acquired on April 21, 1998. Digital Planet in Salt Lake City, Utah was acquired on September 18, 1998. Internet Technology Systems, Inc. in Salt Lake City, Utah was acquired on September 29, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net Broadcasting Revenue. Net broadcasting revenue increased $8.3 million or 30.1% to $35.9 million for the three months ended September 30, 1998 from $27.6 million for the three months ended September 30, 1997. Net broadcasting revenue includes $0.9 million in income received under a contract with the Company's national advertising representative. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $5.0 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $3.3 million or 12.0% to $30.9 million in 1998 from $27.6 million in 1997, primarily due to increased ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $5.0 million or 26.3% to $24.0 million for the three months ended September 30, 1998 from $19.0 million for the three months ended September 30, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the completed radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $3.3 million or 38.4% to $11.9 million for the three months ended September 30, 1998 from $8.6 million for the three months ended June 30, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 33.2% for the three months ended September 30, 1998 compared to 31.2% for the three months ended September 30, 1997.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.1 million or 10.0% to $1.1 million for the three months ended September 30, 1998 from $1.0 million for the three months ended September 30, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

         EBITDA. As a result of the factors described above, EBITDA increased $3.2 million or 42.1% to $10.8 million for the three months ended September 30, 1998 from $7.6 million for the three months ended September 30, 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million or 52.2% to $7.0 million for the three months ended September 30, 1998 from $4.6 million for the three months ended September 30, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

         Interest Expense. Interest expense decreased approximately $0.2 million or 5.4% to $3.5 million for the three months ended September 30, 1998 from $3.7 million for the three months ended September 30, 1997, primarily due to a repayment of indebtedness from the proceeds of the IPO.

         Net Income (Loss). As a result of the factors described above, net income increased $0.8 million or 266.7% to $0.5 million for the three months ended September 30, 1998 from a net loss of $0.3 million for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net Broadcasting Revenue. Net broadcasting revenue increased $38.8 million or 64.7% to $98.8 million for the nine months ended September 30, 1998 from $60.0 million for the nine months ended September 30, 1997. Net broadcasting revenue includes $0.9 million in income received under a contract with the Company's national advertising representative. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $32.6 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $6.2 million or 12.7% to $54.9 million in 1998 from $48.7 million in 1997, primarily due to increased ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $26.1 million or 60.3% to $69.4 million for the nine months ended September 30, 1998 from $43.3 million for the nine months ended September 30, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the completed radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $12.7 million or 76.0% to $29.4 million for the nine months ended September 30, 1998 from $16.7 million for the nine months ended September 30, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 29.8% for the nine months ended September 30, 1998 compared to 27.8% for the nine months ended September 30, 1997.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.8 million or 30.8% to $3.4 million for the nine months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

         EBITDA. As a result of the factors described above, EBITDA increased $11.9 million or 83.8% to $26.1 million for the nine months ended September 30, 1998 from $14.2 million for the nine months ended September 30, 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased $10.4 million or 108.3% to $20.0 million for the nine months ended September 30, 1998 from $9.6 million for the nine months ended September 30, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

         Interest Expense. Interest expense increased approximately $5.1 million or 60.0% to $13.6 million for the nine months ended September 30, 1998 from $8.5 million for the nine months ended September 30, 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated in 1997 and 1998, offset by a repayment on the borrowings in the third quarter of 1998 from the proceeds of the IPO.

         Net Loss. As a result of the factors described above, net loss increased $2.9 million or 85.3% to $6.3 million for the nine months ended September 30, 1998 from $3.4 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998, net cash provided by operations increased to $3.9 million from $3.8 million for the comparable 1997 period primarily due to increases in accounts receivable, prepaid expenses, and accounts payable, offset by decreases in other assets and accrued liabilities.

         For the nine months ended September 30, 1998, net cash used in investing activities, primarily for station acquisitions, decreased to $39.4 million from $133.3 million in the comparable 1997 period.

         For the nine months ended September 30, 1998, net cash provided by financing activities was $35.1 million compared to $154.6 million in the comparable 1997 period. This decrease is the result of the use of proceeds from the IPO to repay indebtedness in 1998 while the proceeds from the issuance of the 10-1/4% senior subordinated notes payable and exchangeable preferred stock in 1997 were used for acquisitions and operations, as well as for the repayment of indebtedness. The decrease was offset by increased borrowings in the 1998.

         The Company used the net proceeds from its initial public offering of shares of its common stock in July 1998 to repay indebtedness under the credit facility of CBC. As of September 30, 1998, the credit facility allowed for borrowings of up to $140.0 million, and the outstanding principal amount borrowed thereunder was $18.7 million.

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

YEAR 2000 MATTERS

         The Year 2000 computer issue primarily results from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two digit format, as opposed to four digits, to indicate the year. Such programming will be unable to interpret dates beyond the year 1999, which could cause a system or product failure or other computer errors and a disruption in the operation of such systems and products.

         The Company's project team has identified its traffic/accounting systems, satellite delivered programming, digital automation systems and internet service provider systems as the mission critical systems to evaluate for Year 2000 compliance. In addition, while there are several software programs currently used throughout the Company which are not Year 2000 compliant, the vendors of this software have committed to provide Year 2000 compliant updates to the Company. The Company expects to have all such updates tested and operational by June 1999.

         The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of Year 2000 problems, (3) remediation of identified problems, (4) testing of systems for Year 2000 readiness and (5) contingency planning for the worst-case scenarios.

         Inventories have been completed for all mission critical Company software applications and hardware systems, and the Company expects to complete an inventory of at-risk non-information technology systems in the fourth quarter of 1998. The project team is currently assessing compliance issues related to the Company's information hardware and software, and expects to complete such assessment in the first quarter of 1999. The Company expects that some amount of the testing will be performed during this assessment phase.

         In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, the Company completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. The Company intends to complete Year 2000 testing of this software in the first quarter of 1999. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. The Company anticipates that evaluation for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems will be completed during the first quarter of 1999.

         Satellite delivered programs, which are delivered to the Company's radio stations from outside sources, represent a third party risk to the Company arising from the Year 2000 issue. The Company is sending questionnaires to each of the vendors of these programs during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. Until those questionnaires are returned and reviewed, the Company is unable to determine the potential for disruption in its programming arising from this third party risk. If the Company does not receive reasonable assurances regarding Year 2000 compliance from any vendor of these programs, the Company would then develop contingency plans for alternative programming.

         The Company is currently reviewing a proposal to update and expand the digital automation systems used in the Company. Although not directly related to the Year 2000 problem, the Company believes the expansion and replacement of these systems, which the Company anticipates would be completed by the end of June 1997, would minimize or eliminate Year 2000 problems associated with these systems. If the Company elects not to pursue such expansion, it anticipates that the total cost of replacing the non-compliant digital components in its current digital automation systems would be approximately $0.5 million and that the replacement would be completed by the end of June 1999.

         The Company recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software hardware vendors. The Company expects to conduct testing of such software and hardware during the first quarter of 1999. No material expansion is scheduled for this division prior to the year 2000.

         In addition to identification of these mission critical systems, the Company has identified the top 10 advertisers on each of its radio stations. Questionnaires are being sent to each of these advertisers during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. In addition, questionnaires are also being sent to various equipment vendors, banks and other lending institutions that provide substantial products and services to the Company. Until the questionnaires are returned and reviewed, the Company is unable to determine the effect of these third party risks on the Company's operations. There can be no assurance that the Company will be successful in finding alternative Year 2000 compliant advertisers, suppliers and service providers, if required.

         The Company also intends to solicit information regarding its critical internal non-information technology systems such as telephones and HVAC prior to March 31, 1999. Any required remediation and testing of the Company's non-information technology systems is expected to be completed by June 1999.

Risk of Company's Year 2000 Issues; Contingency Plans

         The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. Preliminary contingency plans are expected to be completed during the first quarter of 1999 and comprehensive plans are expected to be completed by the second or third quarter of 1999. At this time, the Company does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include (i) disruptions in the supply of satellite delivered programs and (ii) diminished demand for advertising time arising from Year 2000 problems both specific to the Company's advertisers or more generally related to the potential for economic disruptions related to the Year 2000 issues.

         Based on its current assessment efforts, the Company does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on the Company's financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on the Company.

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

         A second investigation was initiated on October 9, 1996 and concerned the Company's Joint Sales Agreement (the "JSA") relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to this investigation, the DOJ has requested information to determine whether the JSA constituted a de facto merger or amounted to a combination or contract in restraint of trade. The Company has provided the requested information and has met with the DOJ concerning this matter. If the DOJ were to proceed with and successfully challenge the JSA, the Company may be required to terminate the JSA.

         At this time, the Company cannot predict the impact on the Company, if any, of these proceedings or any future DOJ demands.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 1, 1998, the Company issued 414,303 shares of Common Stock to BankAmerica Investment Corporation upon exercise of a warrant for the aggregate purchase price of $345.25. As such issuance involved no public offering, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act.

         On August 7, 1998 and on August 11, 1998, the Company issued 1,131 and 4,800 shares, respectively, of Common Stock to two employees upon exercise of stock options for the aggregate purchase price of $7,733. As such issuances involved no public offering, the issuances of such shares were exempt from registration under Section 4(2) of the Securities Act.

         On September 18, 1998, the Company issued an aggregate of 9,506,561 shares of Common Stock to ABRY Broadcast Partners II, L.P. and ABRY/Citadel Investment Partners, L.P. upon conversion of Series AA Convertible Preferred Stock in a cashless conversion. As such issuance involved no public offering, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act.

         Following the foregoing conversion of the Series AA Convertible Preferred Stock into Common Stock, the Board of Directors ceased being a classified Board, and all directors (other than a director appointed to fill a vacancy on the Board caused by a resignation or similar event or by an increase in the number of directors) will be elected by the holders of the Common Stock. The Common Stock is now the only outstanding class of capital stock of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)               EXHIBIT INDEX

                 Exhibit
                 Number             Description of Exhibit
                 ------             ----------------------
                  10.1              Ninth Amendment to Loan Instruments dated as
                                    of September 15, 1998 among Citadel
                                    Communications Corporation, Citadel
                                    Broadcasting Company, Citadel License, Inc.,
                                    FINOVA Capital Corporation and the Lenders
                                    party thereto.

                  27                Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CITADEL COMMUNICATIONS CORPORATION

Date: November 16, 1998     By: /s/ Lawrence R. Wilson
      -----------------         ------------------------------------------------
                                    Lawrence R. Wilson
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

Date: November 16, 1998     By: /s/ Donna L. Heffner
      -----------------         ------------------------------------------------
                                    Donna L. Heffner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         (a)               EXHIBIT INDEX

                 Exhibit
                 Number             Description of Exhibit
                 ------             ----------------------
                  10.1              Ninth Amendment to Loan Instruments dated as
                                    of September 15, 1998 among Citadel
                                    Communications Corporation, Citadel
                                    Broadcasting Company, Citadel License, Inc.,
                                    FINOVA Capital Corporation and the Lenders
                                    party thereto.

                  27                Financial Data Schedule