Form 10-K
period 1998-12-31
CITADEL COMMUNICATIONS CORP
filed 1999-03-31
CIK 921742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER: 000-24515

                       CITADEL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                           NEVADA                                                      86-0748219
              (State or other jurisdiction of                                       (I.R.S. Employer
               incorporation or organization)                                     Identification No.)

                CITY CENTER WEST, SUITE 400                                              89128
      7201 WEST LAKE MEAD BOULEVARD, LAS VEGAS, NEVADA                                 (Zip Code)
          (Address of principal executive offices)

      Registrant's telephone number, including area code:   (702) 804-5200
        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 15, 1999 as reported on the Nasdaq National Market of The Nasdaq Stock Market, was approximately $344,729,067. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 1999, there were 25,819,493 shares of common stock, $.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                       CITADEL COMMUNICATIONS CORPORATION

                                   FORM 10-K
                               DECEMBER 31, 1998

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I
     Item 1    - Business..................................................    4
     Item 2    - Properties................................................   33
     Item 3    - Legal Proceedings.........................................   34
     Item 4    - Submission of Matters to a Vote of Security Holders.......   34

PART II
     Item 5    - Market For Registrant's Common Equity and Related
                 Stockholder Matters.......................................   35
     Item 6    - Selected Financial Data...................................   35
     Item 7    - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................   36
     Item 7A   - Qualitative and Quantitative Disclosures About Market
                 Risk......................................................   46
     Item 8    - Financial Statements and Supplementary Data...............   46
     Item 9    - Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................   47

PART III
     Item 10   - Directors and Executive Officers of the Registrant........   47
     Item 11   - Executive Compensation....................................   50
     Item 12   - Security Ownership of Certain Beneficial Owners and
                 Management................................................   54
     Item 13   - Certain Relationships and Related Transactions............   56

PART IV
     Item 14   - Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K..................................................   58

FORWARD-LOOKING INFORMATION

     Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Communications Corporation, its directors or its officers with respect to, among other things:

     - the realization of Citadel Communications Corporation's business strategy,

     - the sufficiency of cash flow to fund Citadel Communications Corporation's debt service requirements and working capital needs,

     - restrictions imposed on Citadel Communications Corporation by its debt instruments,

     - anticipated trends in the radio broadcasting industry,

     - the impact of Year 2000 issues,

     - potential acquisitions by Citadel Communications Corporation and the successful integration of both completed and future acquisitions, and

     - government regulation.

     Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Communications Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties discussed in Item 1, Business, under the captions "Competition," "Federal Regulation of Radio Broadcasting" and "Certain Investment Considerations," Item 3, Legal Proceedings, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 7A, Quantitative and Qualitative Disclosures about Market Risk. Citadel Communications Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Citadel Communications is a radio broadcasting company that focuses on acquiring, developing and operating radio stations in mid-sized markets. Upon completion of the transactions described below under the caption "The Pending Transactions," Citadel Communications will own or operate 72 FM and 35 AM radio stations in 20 markets, including clusters of four or more stations in 15 markets, and will have the right to construct one additional FM station. Citadel Broadcasting Company, a subsidiary of Citadel Communications, operates the radio stations and Citadel License, Inc., a wholly-owned subsidiary of Citadel Broadcasting, holds the radio broadcast licenses and does not conduct any independent business operations. Unless the context otherwise requires, references in this report to Citadel Communications' includes Citadel Broadcasting and Citadel License. Unless the context otherwise requires, the term operate, as used in connection with Citadel Communications radio station activities, includes providing programming and selling advertising under local marketing agreements or selling advertising under joint sales agreements.

     Citadel Communications' primary strategy is to secure and maintain a leadership position in the markets it serves and to expand into additional mid-sized markets where it believes a leadership position can be obtained. Upon entering a market, Citadel Communications seeks to acquire stations which, when integrated with its existing operations, allow it to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings.

     Citadel Communications believes that mid-sized markets represent attractive opportunities because, as compared to the 50 largest markets in the United States, they are generally characterized by:

     - lower radio station purchase prices as a multiple of broadcast cash flow,

     - fewer sophisticated and well-capitalized competitors, including both radio and competing advertising media such as newspapers and television, and

     - less direct format competition due to the smaller number of stations in any given market.

     Citadel Communications believes that the attractive operating characteristics of mid-sized markets coupled with the opportunity to establish or expand in-market radio station groups create the potential for substantial revenue growth and cost efficiencies. As a result, management seeks to achieve broadcast cash flow margins that are comparable to the higher margins that historically were generally achievable only in the 50 largest markets.

     Citadel Communications' portfolio of stations is diversified in terms of format, target demographics and geographic location. Because of the size of its portfolio and its individual radio station groups, Citadel Communications believes it is not unduly reliant upon the performance of any single station. Citadel Communications also believes that the diversity of its portfolio of radio stations helps insulate Citadel Communications from downturns in specific markets and changes in format preferences.

     Citadel Communications' principal executive offices are located at City Center West, Suite 400, 7201 West Lake Mead Boulevard, Las Vegas, Nevada, 89128, and its telephone number is (702) 804-5200.

CORPORATE HISTORY AND RECENTLY COMPLETED TRANSACTIONS

     Citadel Broadcasting was formed August 21, 1991 as a Nevada corporation. In 1992 Citadel Broadcasting acquired all of the radio stations then owned or operated by Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership and certain other radio stations. Lawrence R. Wilson, Chief Executive Officer of Citadel Communications, was a co-founder and one of the two general partners of Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership. In 1993, Citadel Communications Corporation was incorporated and Citadel Broadcasting was reorganized as a wholly owned subsidiary of Citadel Communications. Citadel Communications currently owns all of the issued and outstanding common stock of Citadel Broadcasting. Citadel License was incorporated in Nevada in 1996. Citadel Communications acquired ownership of additional radio stations in each of 1993, 1994, 1996, 1997, 1998 and 1999.

     In various transactions completed since January 1, 1997, Citadel Communications has acquired ownership of, or the right to operate, in 19 markets an aggregate of 93 stations, the right to construct an additional station and certain related assets, including various internet access service providers, for an aggregate purchase price of approximately $345.2 million. Citadel Communications has sold in three markets an aggregate of six stations for an aggregate sale price of approximately $3.0 million.

     On July 3, 1997, Citadel Broadcasting sold $101.0 million principal amount of its 10 1/4% Senior Subordinated Notes due 2007 and 1.0 million shares of its 13 1/4% Exchangeable Preferred Stock which, subject to various conditions, at the option of Citadel Broadcasting, are exchangeable into Citadel Broadcasting 13 1/4% Subordinated Exchange Debentures due 2009.

     On July 7, 1998, Citadel Communications completed an initial public offering of 6,880,796 shares of its common stock, at $16.00 per share. Of such shares, Citadel Communications sold 6,250,000 shares and several stockholders of Citadel Communications sold 630,796 shares. On July 14, 1998, Citadel Communications sold 1,032,119 additional shares when the underwriters exercised their over-allotment option. The aggregate net proceeds to Citadel Communications were approximately $106.6 million, which were used to repay a portion of the outstanding indebtedness under Citadel Broadcasting's credit facility. Citadel Communications did not receive any of the proceeds from the sale of shares by the selling stockholders.

     On November 19, 1998, Citadel Broadcasting sold $115.0 million principal amount of its 9 1/4% Senior Subordinated Notes due 2008 in order to finance several acquisitions, repay indebtedness under the credit facility and provide cash for working capital purposes.

THE PENDING TRANSACTIONS

     There are several transactions currently pending which, if completed, would result in Citadel Communications purchasing 14 FM and 10 AM radio stations and selling 18 FM and 7 AM radio stations.

     THE CHARLESTON/BINGHAMTON/MUNCIE/KOKOMO ACQUISITION. WSSX-FM, WWWZ-FM, WMGL-FM, WSUY-FM, WNKT-FM, WTMA-AM, WTMZ-AM and WXTC-AM, Charleston, South Carolina, WHWK-FM, WYOS-FM, WAAL-FM, WNBF-AM and WKOP-AM, Binghamton, New York, WMDH-FM and WMDH-AM, Muncie, Indiana and WWKI-FM, Kokomo, Indiana. On November 23, 1998, Citadel Communications entered into an Asset Purchase Agreement with Wicks Broadcast Group Limited Partnership and related entities to acquire substantially all of the assets of WSSX-FM, WWWZ-FM, WMGL-FM, WSUY-FM, WNKT-FM, WTMA-AM, WTMZ-AM and WXTC-AM, Charleston, South Carolina, WHWK-FM, WYOS-FM, WAAL-FM, WNBF-AM and WKOP-AM, Binghamton, New York, WMDH-FM and WMDH-AM, Muncie, Indiana and WWKI-FM, Kokomo, Indiana, for an aggregate purchase price of approximately $77.0 million in cash. Citadel Communications has delivered an irrevocable letter of credit in favor of the sellers, issued by BankBoston, N.A., in the amount of $5.0 million to secure Citadel Communications' obligations under the asset purchase agreement.

     The asset purchase agreement contains customary representations and warranties of the parties, and completion of the acquisition of the stations is subject to conditions including (1) the receipt of the consent of the Federal Communications Commission, which is referred to in this report as the FCC, to the assignment of the station licenses to Citadel Communications, (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which is referred to in this report as the Hart-Scott-Rodino Act, and (3) the receipt of consents to the assignment to Citadel Communications of certain contracts relating to the stations. An application seeking FCC approval was filed with the FCC on December 2, 1998. A petition to deny the application was filed in February 1999 by a Binghamton radio broadcasting competitor. Citadel Communications received early termination of the applicable Hart-Scott-Rodino Act waiting period on December 18, 1998. Citadel Communications anticipates that if the acquisition of these stations closes, it will close in the second quarter of 1999. Citadel Communications does not own any other radio stations in these markets.

     THE WILKES-BARRE/SCRANTON ACQUISITION. WKQV-FM and WKQV-AM, Wilkes-Barre/Scranton, Pennsylvania. On January 11, 1999, Citadel Communications entered into an Asset Purchase Agreement with Monroe and Delaware Holdings, Inc. under which Citadel Communications has agreed to acquire certain assets used or useful in the operation of radio station WKQV-FM serving the Wilkes-Barre/Scranton market for an aggregate purchase price of approximately $1.0 million. On January 11, 1999, Citadel Communications also entered into an Asset Purchase Agreement with Robert C. Cordaro, Inc. under which Citadel Communications has agreed to acquire certain assets used or useful in the operation of radio station WKQV-AM serving the Wilkes-Barre/Scranton market for an aggregate purchase price of approximately $0.4 million. Citadel Communications has operated WKQV-FM and WKQV-AM under a local marketing agreement and a joint sales agreement, respectively, since July 1997.

     Each of the asset purchase agreements contains customary representations and warranties of the parties, and completion of each station acquisition is subject to conditions including (1) the receipt of FCC consent to the assignment of the station license to Citadel Communications and (2) the receipt of consents to the assignment to Citadel Communications of certain contracts relating to the station. The closing of each acquisition is not contingent upon the closing of the other. Applications seeking FCC approval were filed with the FCC on January 19, 1999, and grants of the applications were received on March 8, 1999. Citadel Communications anticipates that if the acquisitions of WKQV-FM and WKQV-AM close, they will close in the second quarter of 1999. If these transactions are completed, Citadel Communications will own seven FM and five AM radio stations in Wilkes-Barre/Scranton.

     THE MARATHON DISPOSITION. KKTT-FM, KEHK-FM and KUGN-AM, Eugene, Oregon, KAKT-FM, KBOY-FM, KCMX-FM, KTMT-FM, KCMX-AM and KTMT-AM, Medford, Oregon, KEYW-FM, KORD-FM, KXRX-FM, KTHK-FM and KFLD-AM, Tri-Cities, Washington, KCTR-FM, KKBR-FM, KBBB-FM, KMHK-FM and KBUL-AM, Billings, Montana, WQKK-FM and WGLU-FM, Johnstown, Pennsylvania and WQWK-FM, WNCL-FM, WRSC-AM and WBLF-AM, State College, Pennsylvania. On January 13, 1999, Citadel Communications entered into an Asset Purchase Agreement with Marathon Media, L.P. under which Marathon has agreed to acquire substantially all of the assets of Citadel Communications' 18 FM radio stations and 7 AM radio stations serving the Eugene, Oregon, Medford, Oregon, Tri-Cities, Washington, Billings, Montana, Johnstown, Pennsylvania and State College, Pennsylvania markets for an aggregate purchase price of approximately $26.0 million, consisting of $25.5 million in cash and a $500,000 promissory note. Of the cash portion, $1.0 million has been deposited into escrow to secure Marathon Media's obligations under the asset purchase agreement. The promissory note will bear no interest unless a payment default occurs, and the principal is to be paid in $100,000 installments on each of the first through fifth anniversaries of the closing of the transaction. The note will also provide for a mandatory prepayment upon the occurrence of certain events and will permit optional prepayment.

     The asset purchase agreement contains customary representations and warranties of the parties, and consummation of the acquisition of the stations is subject to conditions including (1) the receipt of FCC consent to the assignment of the station licenses to Marathon Media, (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act and (3) the receipt of consents to the assignment to Marathon of certain contracts relating to the stations. An application seeking FCC approval was filed with the FCC on February 8, 1999. On March 5, 1999, Citadel Communications received a request for additional information and documents from the Department of Justice relating, Citadel Communications believes, primarily to stations in Billings. Under the applicable rules, this request extends the waiting period under the Hart-Scott-Rodino Act for a period of 20 days after receipt by the Department of Justice of the information and documents requested from all parties from whom such information and documents have been requested. Citadel Communications anticipates that if the sale of these stations closes, it will close in the second quarter of 1999. If the transaction is completed, Citadel Communications expects to use the cash proceeds to repay debt under its credit facility expected to be outstanding at that time. Citadel Communications does not own any other radio stations serving these markets.

     COLORADO SPRINGS AND SPOKANE TRANSACTIONS. KKLI-FM, KSPZ-FM, KVOR-AM and KTWK-AM, Colorado Springs, Colorado and KEYF-FM and KEYF-AM, Spokane, Washington. On February 24, 1999, Citadel Communications entered into an Asset Purchase Agreement with Capstar Acquisition Company, Inc. under which Citadel Communications has agreed to acquire from Capstar radio station KSPZ-FM in Colorado Springs in exchange for Citadel Communications' radio station KKLI-FM in Colorado Springs. On February 24, 1999, Citadel Communications entered into a second Asset Purchase Agreement with Capstar under which Citadel Communications has agreed to acquire radio stations KVOR-AM and KTWK-AM in Colorado Springs and radio stations KEYF-FM and KEYF-AM in Spokane for the aggregate purchase price of approximately $10.0 million in cash.

     Capstar is acquiring the five stations to be sold to Citadel Communications in connection with the merger of Capstar and Triathlon Broadcasting Company. Citadel Communications and Triathlon Broadcasting Company are currently parties to a joint sales agreement under which Citadel Communications sells advertising for radio stations KSPZ-FM, KVOR-AM and KTWK-AM as well as one other FM radio station in Colorado Springs and radio stations KEYF-FM and KEYF-AM and one other FM and one other AM radio station in Spokane. If the transactions contemplated with Capstar are completed, the joint sales agreement will be terminated.

     Completion of the acquisition and disposition of the stations is subject to conditions including (1) the receipt of FCC consent to the assignment of the station licenses to Citadel Communications and to Capstar, as applicable, (2) the closing of Capstar's merger with Triathlon Broadcasting Company and (3) the termination of the joint sales agreement. An application seeking FCC approval was filed with the FCC on February 8, 1999, the parties having entered into a letter of intent on February 2, 1999 with respect to these transactions.

     The parties intend to complete the foregoing transactions concurrently and prior to receipt of final orders from the FCC. Until the orders become final, third parties may file a request for reconsideration or judicial review or the FCC may reconsider an initial grant on its own motion. Such action could expose Citadel Communications to a modification or set aside of the initial approval. There can be no assurance that a modification or set aside will not occur. See the discussion below under the caption "Federal Regulation of Radio Broadcasting" and the subcaption "Ownership Matters."

     KNJY-FM, Spokane, Washington. On February 2, 1999, Citadel Communications entered into an Asset Purchase Agreement with AGM-Nevada, L.L.C. under which Citadel Communications has agreed to acquire substantially all of the assets of radio station KNJY-FM serving the Spokane market for the purchase price of approximately $4.2 million. Citadel Communications has delivered an irrevocable letter of credit in favor of the seller, issued by BankBoston, N.A., in the amount of $225,000 to secure Citadel Communications' obligations under the asset purchase agreement.

     The asset purchase agreement contains customary representations and warranties of the parties, and completion of the acquisition is subject to conditions including (1) the receipt of FCC consent to the assignment of the station license to Citadel Communications, (2) the closing of the Spokane transactions with Capstar discussed above and (3) the receipt of consents to the assignment to Citadel Communications of contracts relating to the station. An application seeking FCC approval was filed with the FCC on February 8, 1999.

     If the KNJY-FM acquisition and the transactions with Capstar are completed, Citadel Communications will own four FM and three AM radio stations in Spokane and three FM and two AM radio stations in Colorado Springs.

INFORMATION ABOUT STATION AND MARKET DATA

     Unless otherwise indicated in this report:

     - All metropolitan statistical area rank information and information concerning the number of stations in a market for all markets and market revenue information, station group market share and rank information for the Allentown/Bethlehem, Harrisburg/Carlisle, York, Baton Rouge, Charleston, Lafayette, Saginaw and Binghamton markets have been obtained from Investing in Radio 1998 Market Report (4th ed.) published by BIA Publications, Inc.

     - Market revenue, station group market revenue share and rank information for the Providence, Salt Lake City, Wilkes-Barre/Scranton, Albuquerque, Little Rock, Spokane, Colorado Springs, Modesto, Boise and Reno markets has been obtained from the December 31, 1998 Miller, Kaplan Market Revenue Report, a publication of Miller, Kaplan, Arase & Co., Certified Public Accountants.

     - All market revenue, station group market revenue share and rank information is given for 1998.

     - All audience share and primary demographic share and rank information is given for 1998 and has been obtained from the Fall 1998 Radio Market Report published by The Arbitron Company.

     - Information concerning the number of viable stations in a market has been obtained from Duncan's Radio Market Guide (1997 ed.) compiled by Duncan's American Radio, Inc. This guide defines viable stations as stations which are active and viable competitors for advertising dollars in the market. If the total number of viable AM or viable FM stations within a market was not a whole number, that number has been rounded up to the nearest whole number. A viable AM/FM combination has been counted as one viable FM station.

     A radio station's designated market may be different from its community of license. If a radio station's call letters have changed during the time Citadel Communications has owned or operated the station, the station is described by its call letters currently in use, unless otherwise indicated.

     The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Citadel Communications because it is widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

OPERATING STRATEGY

     In order to maximize its radio stations' appeal to advertisers, and thus its revenue and cash flow, Citadel Communications has implemented the strategies described below. Citadel Communications intends to continue to expand its existing strategies and to develop new methods to enhance revenue and reduce costs.

     OWNERSHIP OF STRONG STATION GROUPS. Citadel Communications seeks to secure and maintain a leadership position in the markets it serves by owning multiple stations in those markets. By strategically coordinating programming, promotional and selling strategies among a group of local stations, Citadel Communications attempts to capture a wide range of demographic listener groups which appeal to advertisers. Citadel Communications believes that the diversification of its programming formats and its collective inventory of available advertising time strengthen relationships with advertisers and increase Citadel Communications' ability to maximize the value of its inventory. Citadel Communications believes that having multiple stations in a market also enhances its ability to market the advantages of radio advertising versus other advertising media, such as newspapers and television, thus potentially increasing radio's share of the total advertising dollars spent in a given market.

     Citadel Communications believes that its ability to leverage the existing programming and sales resources of its station groups enables it to enhance the growth potential of both new and underperforming stations while reducing the risks associated with undertaking means of improving station performance, including launching new formats. Citadel Communications also believes that operating leading station groups allows it to attract and retain talented local management teams, on-air personalities and sales personnel, which it believes are essential to operating success. Furthermore, Citadel Communications seeks to achieve substantial cost savings through the consolidation in each of its markets of facilities, management, sales and administrative personnel and operating resources, such as on-air talent, programming and music research, and through the reduction of other redundant expenses.

     AGGRESSIVE SALES AND MARKETING. Citadel Communications seeks to maximize its share of local advertising revenue in each of its markets through various sales and marketing initiatives. Citadel Communications provides extensive training for its sales personnel through in-house sales and time management programs, and it retains various independent consultants who hold frequent seminars for, and are available for consultation with, its sales personnel. Citadel Communications also emphasizes regular, informal exchanges of ideas among its management and sales personnel across its various markets. Because advertising time is perishable, Citadel

Communications seeks to maximize its revenue by utilizing sophisticated inventory management techniques that allow it to provide its sales personnel with frequent price adjustments based on regional and local market conditions. To further strengthen its relationship with advertisers, Citadel Communications also offers and markets its ability to create customer traffic through on-site events staged at, and broadcast from, the advertisers' business locations. Citadel Communications believes that, prior to their acquisition by Citadel Communications, many of its acquired stations had underperformed in sales, due primarily to undersized sales staffs responsible for selling inventory on multiple stations. Accordingly, Citadel Communications has significantly expanded the sales forces of many of its acquired stations.

     TARGETED PROGRAMMING. To maintain or improve its position in each market, Citadel Communications conducts extensive market research and competitive analyses in order to identify significant and sustainable target audiences. Citadel Communications then tailors the programming, marketing and promotion of each station to maximize its appeal to its target audience. Citadel Communications attempts to build strong markets by:

     - creating distinct, highly visible profiles for its on-air personalities, particularly those broadcasting during morning drive time traditionally between 6:00 a.m. and 10:00 a.m.,

     - formulating recognizable brand names for select stations such as the "Bull" and "Cat Country," and

     - actively participating in community events and charities.

     DECENTRALIZED OPERATIONS. Citadel Communications believes that radio is primarily a local business and that much of its success is the result of the efforts of regional and local management and staff. Accordingly, Citadel Communications decentralizes much of its operations to these levels. Each of Citadel Communications' regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of the particular market. Regional and local managers are responsible for preparing annual operating budgets, and a portion of their compensation is linked to meeting or surpassing their operating targets. Corporate management approves each station group's annual operating budget and imposes strict financial reporting requirements to track station performance. Corporate management is responsible for long range planning, establishing corporate policies and serving as a resource to local management. Citadel Communications has implemented local sales reporting systems at each station to provide local and corporate management with daily sales information.

ACQUISITION STRATEGY

     In February 1996, as a result of the passage of the Telecommunications Act of 1996, which is referred to in this report as the Telecommunications Act, radio broadcasting companies were permitted to increase their ownership of stations within a single market from four to a maximum of between five and eight stations, depending on market size. The Telecommunications Act also eliminated the national ownership restriction that generally had limited companies to the ownership of no more than 40 stations (20 AM and 20 FM) throughout the United States.

     Citadel Communications' acquisition strategy is focused on acquiring additional radio stations in both its existing markets and in new markets in which Citadel Communications believes it can effectively use its operating strategies. Citadel Communications anticipates that it will continue to focus on mid-sized markets rather than attempt to expand into larger markets. Although competition among potential purchasers for suitable radio station acquisitions is intense throughout the United States, Citadel Communications believes that less competition exists, particularly from the larger radio operators, in mid-sized markets. This affords Citadel Communications relatively more attractive acquisition opportunities in these markets. There can be no assurance, however, that Citadel Communications will be able to identify suitable and available acquisition opportunities or that it will be able to complete any such acquisition opportunities. Additional risks and uncertainties related to Citadel Communications' acquisition strategy are discussed below under the captions "Federal Regulation of Radio Broadcasting" and "Certain Investment Considerations."

     In evaluating acquisition opportunities in new markets, Citadel Communications assesses its potential to build leading radio station groups in those markets over time. Citadel Communications believes that the creation of strong station groups in local markets is essential to its operating success and generally will not consider entering a new market unless it believes it can acquire multiple stations in the market. Citadel Communications also analyzes a number of additional factors which it believes are important to its success, including the number and quality of commercial radio signals broadcasting in the market, the nature of the competition in the market, Citadel Communications' ability to improve the operating performance of the radio station or stations under consideration and the general economic conditions of the market.

     Citadel Communications believes that its acquisition strategy, if properly implemented, could have a number of benefits, including:

     - diversified revenue and broadcast cash flow across a greater number of stations and markets,

     - improved broadcast cash flow margins through the consolidation of facilities and the elimination of redundant expenses,

     - broadened range of advertising packages to offer advertisers,

     - improved leverage in various key vendor negotiations,

     - enhanced appeal to top industry management talent, and

     - increased overall scale which should facilitate Citadel Communications' capital raising activities.

RADIO INDUSTRY OVERVIEW

     Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. From 1987 to 1996, local advertising revenue as a percentage of total radio advertising revenue has ranged from approximately 74% to 78%, as reported in Veronis Suhler Industry Forecasts (11th ed.). The growth in total radio advertising revenue tends to be fairly stable. Total radio advertising revenue in 1998 of $15.4 billion represented a 11.7% increase over 1997, as reported by the Radio Advertising Bureau.

     Radio is considered to be an efficient means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A station's format and style of presentation enable it to target particular demographic and psychographic groups. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic group, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as The Arbitron Company, to estimate how many people within particular geographical markets and demographic groups listen to specific stations.

     Stations determine the number of advertisements broadcast hourly that will maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station typically will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising obtained.

STATION PORTFOLIO

     If all of the pending transactions described under the caption "Pending Transactions" above are completed, Citadel Communications will own 71 FM and 35 AM radio stations in 20 mid-sized markets, operate one additional FM radio station in Reno pursuant to a local marketing agreement and have the right to construct one additional FM radio station in Little Rock. The following table sets forth information about stations owned or operated by Citadel Communications after giving effect to its pending transactions.

     As you review the information in the following table, you should note the following:

     - The year acquired shown in the table below includes acquisitions made by Citadel Communications' predecessors, Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership,

     - The abbreviation "MSA" in the MSA Rank column means metropolitan statistical area, the abbreviation "LMA" in the Year Acquired/LMA column means local marketing agreement and the abbreviation "JSA" in the Year Acquired/LMA column means joint sales agreement,

     - The symbol "*" indicates a station which is the subject of one of Citadel Communications' pending transactions. The completion of each of the pending transactions is subject to conditions to closing. Although Citadel Communications believes these conditions are customary for transactions of this type and will be satisfied, there can be no assurance that such closing conditions will be satisfied. See the discussion above under the caption "The Pending Transactions,"

     - The letter "t" in the Station Rank in Primary Demographic Target column in the table denotes that a station tied with one or more other radio stations,

     - The letters "NA" denotes that information is not available,

     - A dash in either the Station Rank in Primary Demographic Target or Radio Group Market Revenue Share columns in the table denotes that information is not meaningful,

     - The letter "A" designates adults, the letter "W" designates women, the letter "M" designates men and the letter "C" designates children. The numbers following each letter designate the range of ages included within the demographic group,

     - Combined stations are simulcast. Rank and audience share information is given on a combined basis,

     - The generally accepted method of measuring the relative size of a radio station's audience is by reference to total persons, within specific demographic groups, Monday-Sunday, 6:00 a.m-12:00 midnight average quarter hour shares, as published by The Arbitron Company. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries returned by selected listeners. A station's average quarter hour share is a percentage computed by dividing the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by the average number of such persons for all stations in the market area. Station Rank in Primary Demographic Target in the table is the ranking of a station among all stations in its target demographic group based upon the station's average quarter hour shares. Arbitron compiles ratings data for various demographic groups. All information concerning ratings and audience listening information used in this report is given in accordance with the method described above and derived from the Arbitron Reports,

     - Radio Group Market Revenue Share in the table was derived for each radio group by summing the market share of revenue of each station included within the group. Radio Group Rank in Market Revenue in the table is the ranking, by radio group market revenue, of each of Citadel Communications' radio groups in its market among all other radio groups in that market,

     - Pending their acquisition by Citadel Communications, Citadel Communications operates WKQV-FM and WKQV-AM in Wilkes-Barre/Scranton under a local marketing agreement and a joint sales agreement, respectively, and KEYF-AM and KEYF-FM in Spokane and KSPZ-FM, KVOR-AM and KTWK-AM in Colorado Springs under a joint sales agreement,

     - Citadel Communications operates KXXL-FM in Reno under a local marketing agreement,

     - Three of the stations listed as Little Rock stations serve the surrounding communities outside of Little Rock, and

     - KATM-FM, KHKK-FM/KDJK-FM and KHOP-FM, listed under Modesto, California, also broadcast in the adjacent Stockton, California market where, in the Fall 1998 Arbitron Report, they ranked first, third and seventh in their primary demographic targets, respectively.

                                                                                      STATION    STATION
                                                                                        RANK     AUDIENCE
                                                                                         IN      SHARE IN    RADIO
                                                                           PRIMARY    PRIMARY    PRIMARY     GROUP      RADIO
                                        STATION                             DEMO-      DEMO-      DEMO-     MARKET    GROUP RANK
      RADIO GROUP/         MSA        PROGRAMMING             YEAR         GRAPHIC    GRAPHIC    GRAPHIC    REVENUE   IN MARKET
  STATION CALL LETTERS     RANK         FORMAT            ACQUIRED/LMA      TARGET     TARGET     TARGET     SHARE     REVENUE
  --------------------     ----   -------------------   ----------------   --------   --------   --------   -------   ----------
PROVIDENCE, RI...........   32                                                                               40.4%      1
Owned
WPRO-AM..................         News/Talk                   1997         A 25-54       11         2.4
WPRO-FM..................         Contemporary Hits           1997         A 18-49        2         8.7
WWLI-FM..................         Adult Contemporary          1997         W 25-54        1        13.8
WSKO-AM..................         Sports                      1997         M 25-54       13         2.2
WXEX-FM..................         Rock                        1997         M 18-34       11t        2.7
WHKK-FM..................         Rock Oldies              1997/1997       A 25-54       13         2.2
SALT LAKE CITY, UT.......   36                                                                               24.1%      2
Owned
KUBL-FM..................         Country                     1988         A 25-54        6         5.1
KCNR-AM..................         Children's                  1988         C  4-11       --          --
KFNZ-AM..................         Sports                   1997/1992       M 25-54        8t        4.0
KBEE-FM..................         Adult Contemporary       1997/1992       W 18-49       10t        4.1
KBER-FM..................         Album Oriented Rock      1997/1996       A 18-34        7         6.0
KENZ-FM..................         Rock Alternative       1997/1996(JSA)    A 18-34        1         9.0
WILKES-BARRE/SCRANTON,      64                                                                               29.4%      2
  PA.....................
Owned
WMGS-FM..................         Adult Contemporary          1997         W 25-54        1        17.2
WARM-AM..................         News/Talk                   1997         A 35-64       11t        1.4
WZMT-FM..................         Album Oriented Rock         1997         M 18-34        2        13.5
WAZL-AM..................         Nostalgia                   1997         A 35-64      35t         0.2
WEMR-FM..................         Contemporary Hits        1998/1997       W 18-34      20t         .00
WCTP-FM/ WCTD-FM.........         Country                  1998/1997       A 35-64       10         2.1
WCDL-AM..................         Country                  1998/1997       A 35-64       --          --
WBHT-FM..................         Country                  1999/1997       A 35-64       11t        1.9
WEMR-AM..................         Simulcast with           1998/1997       A 35-64      36t         .00
                                  WBHT-FM
*WKQV-AM.................         Sports                pending/1997(JSA)  M 25-54       --          --
*WKQV-FM.................         Simulcast with          pending/1997     M 18-34        7         4.7
                                  WZMT-FM
ALLENTOWN/BETHLEHEM,        67                                                                               26.5%      2
  PA.....................
Owned
WCTO-FM..................         Country                     1997         A 25-54        1        13.4
WLEV-FM..................         Adult Contemporary       1997/1997       W 25-54        1        17.6
ALBUQUERQUE, NM..........   71                                                                               55.7%      1
OWNED
KKOB-AM..................         News/Talk                   1994         A 25-54        2t        7.8
KKOB-FM..................         Adult Contemporary          1994         W 25-54        6         5.4
KMGA-FM..................         Adult Contemporary          1994         W 25-54        7         5.0
KHTL-AM..................         News/Talk                   1994         A 35-64       23t        0.7
KTBL-FM..................         Country                1996/1995(JSA)    A 25-54        9         4.1
KHFM-FM..................         Classical                   1996         A 25-54       12t        2.7
KNML-AM..................         Sports                      1996         M 25-54       18t        1.6
KRST-FM..................         Country                  1996/1996       A 25-54        1         8.2
HARRISBURG/CARLISLE,        74                                                                               22.5%      3
  PA.....................
Owned
WRKZ-FM..................         Country                     1997         A 25-54        8         4.5
WQXA-FM..................         Rock                        1997         M 18-34        1        20.7
WHYL-FM..................         Simulcast with           1999/1998       A 25-54       13         1.9
                                  WRKZ-FM
WHYL-AM..................         Nostalgia                1999/1998       A 35-64       26t        0.2

                                                                                      STATION    STATION
                                                                                        RANK     AUDIENCE
                                                                                         IN      SHARE IN    RADIO
                                                                           PRIMARY    PRIMARY    PRIMARY     GROUP      RADIO
                                        STATION                             DEMO-      DEMO-      DEMO-     MARKET    GROUP RANK
      RADIO GROUP/         MSA        PROGRAMMING             YEAR         GRAPHIC    GRAPHIC    GRAPHIC    REVENUE   IN MARKET
  STATION CALL LETTERS     RANK         FORMAT            ACQUIRED/LMA      TARGET     TARGET     TARGET     SHARE     REVENUE
  --------------------     ----   -------------------   ----------------   --------   --------   --------   -------   ----------
BATON ROUGE, LA..........   82                                                                               27.4%      2
Owned
KQXL-FM..................         Urban Adult                 1999         A 25-54        3         7.5
                                  Contemporary
WXOK-AM..................         Gospel                      1999         A 35-64        6         6.8
WEMX-FM..................         Urban                       1999         A 18-34        1        16.8
WKJN-FM..................         Country                     1999         A 25-54      14t         2.2
WIBR-AM..................         Sports                      1999         M 25-54       --          --
LITTLE ROCK, AR..........   83                                                                               38.2%      2
Owned
KARN-AM/KARN-FM/                  News/Talk/Sports         1997/1997       A 25-54        7         5.7
  KKRN-FM................
KIPR-FM..................         Urban                    1997/1997       A 18-49        2t        8.9
KOKY-FM..................         Urban Adult              1997/1997       A 25-54       10         4.1
                                  Contemporary
KLAL-FM..................         Modern Adult                1997         A 18-49      11t         3.7
                                  Contemporary
KAFN-FM..................         Not yet operational         1997            NA         NA          NA
KLIH-AM..................         Gospel                      1997         A 25-54       18         1.3
KURB-FM..................         Adult Contemporary          1997         A 25-54        4t        6.5
KVLO-FM..................         Soft Adult                  1997         W 25-54        3         7.7
                                  Contemporary
KAAY-AM..................         Religious                   1998         A 25-54      20t         0.8
SPOKANE, WA..............   87                                                                               53.5%      1
Owned
KGA-AM...................         News/Talk                   1992         A 25-54       10         3.6
KDRK-FM..................         Country                     1992         A 25-54        2        10.0
KAEP-FM..................         Rock Alternative            1993         A 18-34        2        12.2
KJRB-AM..................         Talk/Sports              1993/1993       A 35-64      18t         0.6
*KEYF-AM/FM..............         Oldies                pending/1996(JSA)  A 25-54        5         7.5
*KNJY-FM.................         Rock                      pending        M 18-34        3t       12.4
COLORADO SPRINGS, CO.....   94                                                                               59.7%      1
Owned
KKFM-FM..................         Classic Rock                1986         M 25-54        1        13.5
KKMG-FM..................         Contemporary Hits        1994/1990       W 18-34        1        22.2
*KSPZ-FM.................         Oldies                pending/1996(JSA)  A 25-54        8         5.5
*KVOR-AM.................         News/Talk             pending/1996(JSA)  A 35-64        2t        7.9
*KTWK-AM.................         Nostalgia             pending/1996(JSA)  A 35-64       13t        1.7
CHARLESTON, SC...........   97                                                                               44.5%      1
Owned
*WSSX-FM.................         Hot Adult                 pending        A 25-54        5t        5.7
                                  Contemporary
*WWWZ-FM.................         Urban                     pending        A 18-34        1        15.2
*WMGL-FM.................         Urban Adult               pending        A 25-54       9t         4.4
                                  Contemporary
*WSUY-FM.................         Soft Adult                pending        W 25-54        5t        6.0
                                  Contemporary
*WNKT-FM.................         Country                   pending        A 25-54        4         6.2
*WTMA-AM.................         News/Talk                 pending        A 25-54       11t        4.1
*WTMZ-AM.................         News                      pending        A 25-54      25t         0.3
*WXTC-AM.................         Urban Gospel              pending        A 25-54       13t        2.8
LAFAYETTE, LA............   98                                                                               14.2%      4
Owned
KFXZ-FM..................         Gospel                      1999         A 35-64        6t        4.4
KNEK-FM..................         Urban Adult                 1999         A 25-54        8         4.7
                                  Contemporary
KNEK-AM..................         Urban Adult                 1999         A 25-54       --          --
                                  Contemporary
KRRQ-FM..................         Urban                       1999         A 18-34        1        15.3

                                                                                      STATION    STATION
                                                                                        RANK     AUDIENCE
                                                                                         IN      SHARE IN    RADIO
                                                                           PRIMARY    PRIMARY    PRIMARY     GROUP      RADIO
                                        STATION                             DEMO-      DEMO-      DEMO-     MARKET    GROUP RANK
      RADIO GROUP/         MSA        PROGRAMMING             YEAR         GRAPHIC    GRAPHIC    GRAPHIC    REVENUE   IN MARKET
  STATION CALL LETTERS     RANK         FORMAT            ACQUIRED/LMA      TARGET     TARGET     TARGET     SHARE     REVENUE
  --------------------     ----   -------------------   ----------------   --------   --------   --------   -------   ----------
YORK, PA.................  103                                                                                1.2%      5
Owned
WQXA-AM..................         Nostalgia                   1997         A 35-64      22t         0.6
MODESTO, CA..............  121                                                                               67.8%      1
Owned
KATM-FM..................         Country                     1992         A 25-54        1        15.7
KANM-AM..................         Sports                      1992         M 25-54       11t        2.2
KHKK-FM/KDJK-FM..........         Rock Oldies           1993/1993(KHKK)    A 25-54        2        11.1
KHOP-FM..................         Album Oriented Rock         1996         A 18-34        1        12.3
SAGINAW/BAY CITY, MI.....  124                                                                               47.1%      1
Owned
WKQZ-FM..................         Rock                        1999         M 18-49        1        18.4
WMJK-FM/WMJA-FM..........         Classic Rock                1999         M 25-54       12t        2.1
WIOG-FM..................         Hot Adult                   1999         A 25-54        4         8.9
                                  Contemporary
WGER-FM..................         Soft Adult                  1999         W 25-54       3t        10.2
                                  Contemporary
WSGW-AM..................         News/Talk                   1999         A 25-54        6t        5.9
BOISE, ID................  126                                                                               44.3%      2
Owned
KIZN-FM..................         Country                  1998/1997       A 25-54        4         7.5
KZMG-FM..................         Contemporary Hits        1998/1997       W 18-34        2        12.7
KKGL-FM..................         Classic Rock             1998/1997       M 25-54        6t        5.4
KQFC-FM..................         Country                  1998/1997       A 25-54        3         7.9
KBOI-AM..................         News/Talk                1998/1997       A 35-64        6         4.8
RENO, NV.................  130                                                                               50.2%      1
Owned
KBUL-FM..................         Country                     1992         A 25-54        3         9.3
KKOH-AM..................         News/Talk                   1992         A 25-54        4         6.9
KNEV-FM..................         Adult Contemporary       1993/1993       W 18-49        4         9.4
KNHK-FM..................         Rock Oldies              1997/1997       A 25-54       11         4.0
Operated
KXXL-FM..................         Country                  1998(LMA)       A 25-54       --          --
BINGHAMTON, NY...........  165                                                                               63.1%      1
Owned
*WHWK-FM.................         Country                   pending        A 25-54        1        16.6
*WYOS-FM.................         Oldies                    pending        A 25-54        3         9.6
*WAAL-FM.................         Album Oriented Rock       pending        M 25-54        1        20.4
*WNBF-AM.................         News/Talk                 pending        A 25-54        9         2.7
*WKOP-AM.................         Nostalgia                 pending        A 35-64       --          --
MUNCIE, IN...............   NA                                                                                 NA       NA
Owned
*WMDH-FM.................         Country                   pending        A 25-54       NA          NA
*WMDH-AM.................         News/Talk                 pending        A 25-54       NA          NA
KOKOMO, IN...............   NA                                                                                 NA       NA
Owned
*WWKI-FM.................         Country                   pending        A 25-54       NA          NA

     The following is a description of the markets served by Citadel Communications' radio stations and those stations which Citadel Communications has entered into agreements to acquire. The description gives effect to the pending radio station sales described above under the caption "Pending Transactions."

     PROVIDENCE, RHODE ISLAND. Citadel Communications owns four FM and two AM radio stations in Providence. Providence has a metropolitan statistical area rank of 32, and had market revenue of approximately $43.2 million in 1998, an approximate 5.8% increase over 1997. There are 37 stations in the Providence market, including ten viable FM and three viable AM stations. The six stations owned by Citadel Communications rank first in the market in terms of their combined gross revenue, with approximately 40.4% of the market revenue in 1998.

     SALT LAKE CITY, UTAH. Citadel Communications owns four FM and two AM radio stations in Salt Lake City. Salt Lake City has a metropolitan statistical area rank of 36, and had market revenue of approximately $69.4 million in 1998, an approximate 12.9% increase over 1997. There are 43 stations in the Salt Lake City market, including 16 viable FM and four viable AM stations. The six stations owned by Citadel Communications rank second in the market in terms of their combined gross revenue, with approximately 24.1% of the market revenue in 1998.

     WILKES-BARRE/SCRANTON, PENNSYLVANIA. Citadel Communications owns six FM and four AM radio stations and operates one FM radio station and one AM radio station under a local marketing agreement and a joint sales agreement, respectively, in Wilkes-Barre/Scranton. Citadel Communications has exercised its options to purchase the one FM radio station and the one AM radio station it currently operates. See the discussion above under the caption "The Pending Transactions." Wilkes-Barre/Scranton has a metropolitan statistical area rank of 64, and had market revenue of approximately $21.6 million in 1998, an approximate 1.9% increase over 1997. There are 40 stations in the Wilkes-Barre/Scranton market, including ten viable FM and four viable AM stations. The ten stations owned by Citadel Communications together with the two stations it has entered into agreements to acquire rank second in the market in terms of their combined gross revenue, with approximately 29.4% of market revenue in 1998.

     ALLENTOWN/BETHLEHEM, PENNSYLVANIA. Citadel Communications owns two FM radio stations in Allentown/ Bethlehem. Allentown/Bethlehem has a metropolitan statistical area rank of 67, and had market revenue of approximately $25.9 million in 1998, an approximate 6.6% increase over 1997. There are 19 stations in the Allentown market, including six viable FM and three viable AM stations. The two stations owned by Citadel Communications rank second in the market in terms of their combined gross revenue, with approximately 26.5% of market revenue in 1998.

     ALBUQUERQUE, NEW MEXICO. Citadel Communications owns five FM and three AM radio stations in Albuquerque. Albuquerque has a metropolitan statistical area rank of 71, and had market revenue of approximately $39.1 million in 1998, an approximate 10.4% increase over 1997. There are 37 stations in the Albuquerque market, including 17 viable FM and three viable AM stations. The eight stations owned by Citadel Communications rank first in the market in terms of their combined gross revenue, with approximately 55.7% of the market revenue in 1998.

     HARRISBURG/CARLISLE, PENNSYLVANIA AND YORK, PENNSYLVANIA. Citadel Communications owns three FM radio stations and one AM radio station in Harrisburg and one AM radio station in York. Harrisburg/Carlisle and York are adjacent markets with numerous overlapping radio signals. Citadel Communications expects to continue operating these stations as a single station group.

     Harrisburg/Carlisle has a metropolitan statistical area rank of 74, and had market revenue of approximately $28.1 million in 1998, an approximate 6.0% increase from 1997. There are 23 stations in the Harrisburg/Carlisle market, including eight viable FM and three viable AM stations. The four stations owned by Citadel Communications rank third in the market in terms of gross revenue, with approximately 22.5% of the market revenue in 1998. York has a metropolitan statistical area rank of 103, and had market revenue of approximately $17.5 million in 1998, an approximate 5.1% increase over 1997. There are 16 stations in the York market, including seven viable FM stations and one viable AM station. The station owned by Citadel Communications ranks fifth in the market in terms of its gross revenue, with approximately 1.2% of the market revenue in 1998.

     BATON ROUGE, LOUISIANA. Citadel Communications owns three FM and two AM radio stations in Baton Rouge. Baton Rouge has a metropolitan statistical area rank of 82, and had market revenue of approximately $24.1 million in 1998, an approximate 6.6% increase over 1997. There are 21 stations in the Baton Rouge market, including nine viable FM and two viable AM stations. The five stations owned by Citadel Communications rank second in the market in terms of their combined gross revenue, with approximately 27.4% of the market revenue in 1998.

     LITTLE ROCK, ARKANSAS. Citadel Communications owns seven FM and three AM radio stations and has the right to construct and operate one additional FM radio station in Little Rock. Little Rock has a metropolitan statistical area rank of 83, and had market revenue of approximately $21.8 million in 1998, an approximate 3.4% increase over 1997. There are 33 stations in the Little Rock market, including 13 viable FM stations and one viable AM station. The ten operating stations owned by Citadel Communications rank second in the market in terms of their combined gross revenue, with approximately 38.2% of market revenue in 1998.

     Citadel Communications also owns the Arkansas Radio Network, which was established in 1968 and is a state-wide news network with affiliates in nearly every county in Arkansas. The Arkansas Radio Network feeds hourly newscasts in addition to agricultural programs, market reports, weather and special events.

     SPOKANE, WASHINGTON. Citadel Communications owns two FM and two AM radio stations in Spokane and has entered into agreements to acquire two FM radio stations and one AM radio station in this market. See the discussion above under the caption "The Pending Transactions." Citadel Communications currently operates under a joint sales agreement two of the stations it has entered into an agreement to acquire. Spokane has a metropolitan statistical area rank of 87, and had market revenue of approximately $16.1 million in 1998, an approximate 10.3% increase over 1997. There are 28 stations in the Spokane market, including 12 viable FM and four viable AM stations. The four stations owned by Citadel Communications together with the three stations it has entered into agreements to acquire rank first in the market in terms of their combined gross revenue, with approximately 53.5% of the market revenue in 1998.

     COLORADO SPRINGS, COLORADO. Citadel Communications owns two FM radio stations in Colorado Springs and has entered into an agreement to acquire one FM radio station and two AM radio stations in this market. See the discussion above under the caption "The Pending Transactions." Citadel Communications currently operates under a joint sales agreement the three stations it has entered into an agreement to acquire. Colorado Springs has a metropolitan statistical area rank of 94, and had market revenue of approximately $21.5 million in 1998, an approximate 16.1% increase over 1997. There are 21 stations in the Colorado Springs market, including 11 viable FM and two viable AM stations. The two stations owned by Citadel Communications together with the three stations it has entered into agreements to acquire rank first in the market in terms of their combined gross revenue, with approximately 59.7% of the market revenue in 1998.

     CHARLESTON, SOUTH CAROLINA. Citadel Communications has entered into an agreement to purchase five FM and three AM radio stations in Charleston. Charleston has a metropolitan statistical area rank of 97 and had market revenue of approximately $19.2 million in 1998, an approximate 6.7% increase over 1997. There are 27 stations in the Charleston market, including 12 viable FM stations and one viable AM station. The eight stations to be acquired by Citadel Communications rank first in the market in terms of their combined gross revenue, with approximately 44.5% of the market revenue in 1998. See the discussion above under the caption "The Pending Transactions."

     LAFAYETTE, LOUISIANA. Citadel Communications owns three FM radio stations and one AM radio station in Lafayette. Lafayette has a metropolitan statistical area rank of 98, and had market revenue of approximately $12.3 million in 1998, an approximate 7.0% increase over 1997. There are 33 stations in the Lafayette market, including 12 viable FM stations and one viable AM station. The four stations owned by Citadel Communications rank fourth in the market in terms of their combined gross revenue, with approximately 14.2% of the market revenue in 1998.

     MODESTO, CALIFORNIA. Citadel Communications owns four FM radio stations and one AM radio station in Modesto. Modesto has a metropolitan statistical area rank of 121, and had market revenue of approximately $15.7 million in 1998, an approximate 8.8% increase over 1997. There are 22 stations in the Modesto market, including nine viable FM and two viable AM stations. The five stations owned by Citadel Communications rank first in the market in terms of their combined gross revenue, with approximately 67.8% of the market revenue in 1998.

     SAGINAW/BAY CITY, MICHIGAN. Citadel Communications owns five FM radio stations and one AM radio station in Saginaw/Bay City. Saginaw/Bay City has a metropolitan statistical area rank of 124, and had market revenue of approximately $19.5 million in 1998, an approximate 4.3% increase over 1997. There are 20 stations in the Saginaw/Bay City market, including ten viable FM and three viable AM stations. The six stations owned by Citadel Communications rank first in the market in terms of their combined gross revenue, with approximately 41.7% of the market revenue in 1998.

     BOISE, IDAHO. Citadel Communications owns four FM radio stations and one AM radio station in Boise. Boise has a metropolitan statistical area rank of 126, and had market revenue of approximately $17.8 million in 1998, an approximate 9.8% increase over 1997. There are 26 stations in the Boise market, including 11 viable FM and three viable AM stations. The five stations owned by Citadel Communications rank second in the market in terms of their combined gross revenue, with approximately 44.3% of market revenue in 1998.

     RENO, NEVADA. Citadel Communications owns three FM radio stations and one AM radio station in Reno. Citadel Communications also operates an additional FM radio station in Reno under a local marketing agreement. Reno has a metropolitan statistical area rank of 130, and had market revenue of approximately $17.5 million in 1998, an approximate 10.4% increase over 1997. There are 25 stations in the Reno market, including 13 viable FM and two viable AM stations. The four stations owned by Citadel Communications together with the station it operates under a local marketing agreement rank first in the market in terms of their combined gross revenue, with approximately 50.2% of the market revenue in 1998.

     BINGHAMTON, NEW YORK. Citadel Communications has entered into an agreement to purchase three FM and two AM radio stations in Binghamton. Binghamton has a metropolitan statistical area rank of 165, and had market revenue of approximately $9.2 million in 1998, an approximate increase of 4.5% over 1997. There are 16 stations in the Binghamton market, including seven viable FM stations and three viable AM stations. The five stations to be acquired by Citadel Communications rank first in the market in terms of their combined gross revenue, with approximately 63.1% of the market revenue in 1998. See the discussion above under the caption "The Pending Transactions."

     MUNCIE, INDIANA. Citadel Communications has entered into an agreement to purchase one FM and one AM radio station in Muncie. Metropolitan statistical area rank, market revenue, the number of stations and viable station data are not available for the Muncie market. See the discussion above under the caption "The Pending Transactions."

     KOKOMO, INDIANA. Citadel Communications has entered into an agreement to purchase one FM radio station in Kokomo. Metropolitan statistical rank, market revenue, the number of stations and viable station data are not available for the Kokomo market. See the discussion above under the caption "The Pending Transactions."

ADVERTISING SALES

     Virtually all of Citadel Communications' revenue is generated from the sale of local, regional and national advertising for broadcast on its radio stations. In 1998, approximately 83.0% of Citadel Communications' net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "General." The major categories of Citadel Communications' advertisers include telephone companies, restaurants, fast food, automotive and grocery. Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Citadel Communications pays a higher commission rate to the sales staff for generating direct sales because Citadel Communications believes that through direct advertiser relationships it can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product. Citadel Communications employs personnel in each of its markets to produce commercials for the advertisers. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission from Citadel Communications that is based on Citadel Communications' gross revenue from the advertising obtained. Regional sales, which Citadel Communications defines as sales in regions surrounding Citadel Communications' markets to companies that advertise in Citadel Communications' markets, are generally made by Citadel Communications' local sales staff.

     Depending on the programming format of a particular station, Citadel Communications estimates the optimum number of advertisements available for sale. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Citadel Communications' stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based on local market conditions and on Citadel Communications' ability, through its marketing efforts, to provide advertisers with an effective means of reaching a targeted demographic group. Each of Citadel Communications' stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Much of Citadel Communications' selling activity is based on demand for its radio stations' on-air inventory and, in general, Citadel Communications responds to this demand by varying prices rather than by varying its target inventory level for a particular station. Therefore, most changes in revenue are explained by demand-driven pricing changes rather than by changes in the available inventory.

     Citadel Communications believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

     - a station's share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times,

     - the number of stations in the market competing for the same demographic groups,

     - the supply of, and demand for, radio advertising time, and

     - certain qualitative factors.

     Rates are generally highest during morning and afternoon commuting hours.

     A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Citadel Communications to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is The Arbitron Company, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are Citadel Communications' primary source of ratings data.

COMPETITION

     The radio broadcasting industry is highly competitive. The success of each of Citadel Communications' stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Citadel Communications' audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on the revenue of Citadel Communications' radio stations located in that market. There can be no assurance that any one of Citadel Communications' radio stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Citadel Communications' stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of its markets, Citadel Communications is able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station's decision to convert to a format similar to that of one of Citadel Communications' radio stations in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow for Citadel Communications.

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. Citadel Communications attempts to improve its competitive position in each market by extensively researching its stations' programming, by implementing advertising campaigns aimed at the demographic groups for which its stations program and by managing its sales efforts to attract a larger share of advertising dollars. However, Citadel Communications competes with some organizations that have greater financial resources than Citadel Communications.

     Recent changes in FCC policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although Citadel Communications currently operates multiple stations in each of its markets and intends to pursue the creation of additional multiple station groups, Citadel Communications' competitors in certain markets include operators of multiple stations or operators who already have entered into local marketing agreements or joint sales agreements. Citadel Communications also competes with other radio station groups to purchase additional stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources than Citadel Communications.

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act. For more information about FCC regulation and the provisions of the Telecommunications Act, see the discussion below under the caption "Federal Regulation of Radio Broadcasting." Citadel Communications' stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Digital audio radio services may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are proposals before the FCC to permit a new low power radio service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on this proposal to date.

     Citadel Communications cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business. See the discussion below under the caption "Federal Regulation of Radio Broadcasting."

FEDERAL REGULATION OF RADIO BROADCASTING

     INTRODUCTION. The ownership, operation and sale of broadcast stations, including those licensed to Citadel Communications, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended, which is referred to in this report as the Communications Act. The

Communications Act was amended in 1996 by the Telecommunications Act to make changes in several broadcast laws. Among other things, the FCC:

     - assigns frequency bands for broadcasting,

     - determines whether to approve changes in ownership or control of station licenses,

     - regulates equipment used by stations,

     - adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations, and

     - has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of short (less than the maximum) license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     LICENSE GRANT AND RENEWAL. Until recently, radio broadcast licenses were granted for maximum terms of seven years, but acting under the authority of the Telecommunications Act, the FCC recently revised its rules to extend the maximum term for future renewals to eight years. Licenses may be renewed through an application to the FCC. Prior to the Telecommunications Act, during certain periods when a renewal application was pending, competing applicants could file for the radio frequency being used by the renewal applicant. The Telecommunications Act prohibits the FCC from considering such competing applications if the FCC finds that the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license is restricted. A petition to deny renewal has been filed against four of Citadel Communications' Salt Lake City stations, alleging that they failed to comply with FCC equal opportunity employment rules, and FCC processing of that petition has delayed action on those license renewals. Except for that case, Citadel Communications is not currently aware of any facts that would prevent the timely renewal of its licenses to operate its radio stations, although there can be no assurance that Citadel Communications' licenses will be renewed.

     The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

     The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations owned or operated by Citadel Communications, assuming the completion of the pending transactions described above under the caption "The Pending Transactions," and the date on which each station's FCC license expires.

     As you review the information in the following table, you should note the following:

     - The symbol "*" indicates a station which is the subject of one of Citadel Communications' pending transactions. The completion of each of the pending transactions is subject to conditions to closing. Although Citadel Communications believes these conditions are customary for transactions of this type and will be satisfied, there can be no assurance that the closing conditions will be satisfied. See the discussion above under the caption "The Pending Transactions."

     - A station's actual city of license may be different from the shown metropolitan market served. Three of the stations listed as Little Rock stations serve the surrounding communities outside of Little Rock.

     - Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during nighttime broadcasting hours, which results in reducing the radio station's coverage during those hours of operation. Both power ratings are shown, where applicable.

     - License renewal applications have been filed for the listed stations showing a license expiration date of October 1, 1997 or August 1, 1998, and the expiration of the licenses is stayed during the pendency of these renewal proceedings. A petition to deny the renewal applications for four of Citadel Communications' Salt Lake City stations has been filed with the FCC, citing alleged violations of the FCC's policies concerning equal employment opportunities. In September 1998, the U.S. Court of Appeals for the District of Columbia Circuit, in Lutheran Church-Missouri Synod
       v. FCC, held most aspects of the FCC's equal employment opportunity rules to be unconstitutional, thus invalidating them. The status of pending petitions to deny license renewals based on alleged equal employment opportunity violations was rendered uncertain by the Court's decision. The FCC is currently considering how to deal with such petitions, and has proposed adoption of new equal employment opportunity rules that address the Court's concerns. Should the FCC find that these Citadel Communications Salt Lake City stations lacked equal employment opportunity policies and procedures that were effective, the FCC could penalize the stations in the form of fines, generally $10,000 to $15,000, reporting conditions (the stations would be required to file with the FCC periodic equal employment opportunity documentation), and/or renewal of licenses for less than the standard 8-year period. In rare cases, the FCC may order hearings on equal employment opportunity violations.

     - KAFN-FM in Little Rock is under construction and has not yet commenced operations. WYOS-FM in Binghamton operates pursuant to a construction permit. An application for a license to cover the construction permit has been filed with the FCC. Expiration of the construction permit is stayed during the pendency of that application.

     - Pending their acquisition by Citadel Communications, Citadel Communications provides sales and marketing services to stations KSPZ-FM, KVOR-AM and KTWK-AM in Colorado Springs, Colorado, stations KEYF-AM and KEYF-FM in Spokane, Washington and station WKQV-AM in Wilkes-Barre/ Scranton, Pennsylvania, under joint sales agreements. Citadel Communications provides sales, programming and marketing services to station KXXL-FM in Reno, Nevada and, pending its acquisition by Citadel Communications, WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania, under local marketing agreements.

                                                                                         EXPIRATION
                                                    HAAT                                  DATE OF
                                           FCC       IN       POWER IN                      FCC
MARKET                        STATION     CLASS    METERS    KILOWATTS     FREQUENCY      LICENSE
------                        --------    -----    ------    ----------    ----------    ----------
Providence, RI..............  WPRO-AM       B         NA        5.0           630 kHz     04-01-06
                              WPRO-FM       B        168        39.0         92.3 MHz     04-01-06
                              WSKO-AM       B         NA        5.0           790 kHz     04-01-06
                              WWLI-FM       B        152        50.0        105.1 MHz     04-01-06
                              WXEX-FM       A        163        2.3          99.7 MHz     04-01-06
                              WHKK-FM       A         90        4.2         100.3 MHz     04-01-06

Salt Lake City, UT..........  KCNR-AM       B         NA     10.0/0.195       860 kHz     10-01-97
                              KUBL-FM       C       1140        26.0         93.3 MHz     10-01-97
                              KENZ-FM       C        869        45.0        107.5 MHz     10-01-97
                              KBER-FM       C       1140        25.0        101.1 MHz     10-01-97
                              KFNZ-AM       B         NA        5.0          1320 kHz     10-01-05
                              KBEE-FM       C        894        40.0         98.7 MHz     10-01-05

Wilkes-Barre/Scranton, PA...  WAZL-AM       C         NA        1.0          1490 kHz     08-01-06
                              WZMT-FM       B        222        19.5         97.9 MHz     08-01-06
                              WARM-AM       B         NA        5.0           590 kHz     08-01-06
                              WMGS-FM       B        422        5.3          92.9 MHz     08-01-06
                              WBHT-FM       A        336        0.50         97.1 MHz     08-01-06
                              *WKQV-AM      B         NA      10.0/0.5       1550 kHz     08-01-06
                              *WKQV-FM      A        308        0.30         95.7 MHz     08-01-06
                              WCTP-FM       A        235        0.52         94.3 MHz     08-01-06
                              WCTD-FM       A        207        1.45         93.7 MHz     08-01-06
                              WCDL-AM       B         NA      5.0/.037       1440 kHz     08-01-98
                              WEMR-AM       B         NA      5.0/1.0        1460 kHz     08-01-06
                              WEMR-FM       A        354        0.24        107.7 MHz     08-01-06

Allentown/Bethlehem, PA.....  WCTO-FM       B        152        50.0         96.1 MHz     08-01-06
                              WLEV-FM       B        327        10.9        100.7 MHz     08-01-06

Albuquerque, NM.............  KKOB-AM       B         NA        50.0          770 kHz     10-01-05
                              KKOB-FM       C       1265        20.2         93.3 MHz     10-01-97
                              KHTL-AM       B         NA      1.0/0.5         920 kHz     10-01-05
                              KMGA-FM       C       1259        22.5         99.5 MHz     10-01-97
                              KTBL-FM       C       1276        20.4        103.3 MHz     10-01-97
                              KHFM-FM       C       1260        20.0         96.3 MHz     10-01-97
                              KRST-FM       C       1268        22.0         92.3 MHz     10-01-97
                              KNML-AM       B         NA      1.0/0.5        1050 kHz     10-01-05

Harrisburg/Carlisle and
  York, PA..................  WRKZ-FM       B        283        14.1        106.7 MHz     08-01-06
                              WHYL-FM       A        100     H3.0/V2.75     102.3 MHz     08-01-06
                              WHYL-AM       B         NA        5.0           960 kHz     08-01-06
                              WQXA-AM       B         NA        1.0          1250 kHz     08-01-06
                              WQXA-FM       B        215        25.1        105.7 MHz     08-01-06

Baton Rouge, LA.............  KQXL-FM      C2        148        50.0        106.5 MHz     06-01-04
                              WXOK-AM       B         NA      5.0/1.0        1460 kHz     06-01-04
                              WEMX-FM      C1        299       100.0         94.1 MHz     06-01-04
                              WKJN-FM       C        306       100.0        103.3 MHz     06-01-04
                              WIBR-AM       B         NA      5.0/1.0        1300 kHz     06-01-04

                                                                                         EXPIRATION
                                                    HAAT                                  DATE OF
                                           FCC       IN       POWER IN                      FCC
MARKET                        STATION     CLASS    METERS    KILOWATTS     FREQUENCY      LICENSE
------                        --------    -----    ------    ----------    ----------    ----------
Little Rock, AR.............  KARN-FM       A        100        3.0         102.5 MHz     06-01-04
                              KARN-AM       B         NA        5.0           920 kHz     06-01-04
                              KKRN-FM       A        100        6.0         101.7 MHz     06-01-04
                              KIPR-FM      C1        286       100.0         92.3 MHz     06-01-04
                              KOKY-FM       A        118        4.10        102.1 MHz     06-01-04
                              KLAL-FM      C2         95        50.0        107.7 MHz     06-01-04
                              KAFN-FM       A        100        6.0         102.5 MHz     06-01-04
                              KLIH-AM       B         NA      2.0/1.2        1250 kHz     06-01-04
                              KURB-FM       C        392       100.0         98.5 MHz     06-01-04
                              KVLO-FM      C2        150        50.0        102.9 MHz     06-01-04
                              KAAY-AM       A         NA        50.0         1090 kHz     06-01-04

Spokane, WA.................  KGA-AM        A         NA        50.0         1510 kHz     02-01-06
                              KDRK-FM       C        725        56.0         93.7 MHz     02-01-06
                              KJRB-AM       B         NA        5.0           790 kHz     02-01-06
                              KAEP-FM       C        582       100.0        105.7 MHz     02-01-06
                              *KEYF-AM      B         NA        5.0          1050 kHz     02-01-06
                              *KEYF-FM      C        490       100.0        101.1 MHz     02-01-06
                              *KNJY-FM     C2        432        5.5         103.9 MHz     02-01-06

Colorado Springs, CO........  KKFM-FM       C        698        71.0         98.1 MHz     04-01-05
                              KKMG-FM       C        695        57.0         98.9 MHz     04-01-05
                              *KSPZ-FM      C        649        72.0         92.9 MHz     04-01-05
                              *KVOR-AM      B         NA      5.0/1.0        1300 kHz     04-01-05
                              *KTWK-AM      B         NA      3.3/1.5         740 kHz     04-01-05

Charleston, SC..............  *WSSX-FM      C        317       100.0         95.1 MHz     12-01-03
                              *WWWZ-FM     C2        150        50.0         93.3 MHz     12-01-03
                              *WMGL-FM     C3      128.9        6.5         101.7 MHz     12-01-03
                              *WSUY-FM      C      539.5       100.0         96.9 MHz     12-01-03
                              *WNKT-FM      C      299.9       100.0        107.5 MHz     12-01-03
                              *WTMA-AM      B         NA      5.0/1.0        1250 kHz     12-01-03
                              *WTMZ-AM      B         NA        0.50          910 kHz     12-01-03
                              *WXTC-AM      B         NA        5.0          1390 kHz     12-01-03

Lafayette, LA...............  KFXZ-FM       A        151        2.6         106.3 MHz     06-01-04
                              KNEK-FM      C3        100        25.0        104.7 MHz     06-01-04
                              KNEK-AM       B         NA        0.25         1190 kHz     06-01-04
                              KRRQ-FM      C2        135        50.0         95.5 MHz     06-01-04

Modesto, CA.................  KANM-AM       B         NA        1.0           970 kHz     12-01-05
                              KATM-FM       B        152        50.0        103.3 MHz     12-01-05
                              KHKK-FM       B        152        50.0        104.1 MHz     12-01-05
                              KDJK-FM       A        624       0.071        103.9 MHz     12-01-05
                              KHOP-FM       B        193        29.5         95.1 MHz     12-01-05

Saginaw/Bay City, MI........  WKQZ-FM      C2        169        39.2         93.3 MHz     10-01-04
                              WMJK-FM       A        151        2.6         100.9 MHz     10-01-04
                              WIOG-FM       B        244         86         102.5 MHz     10-01-04
                              WMJA-FM       A        126        2.9         104.5 MHz     10-01-04
                              WGER-FM       A        116        2.05        106.3 MHz     10-01-04
                              WSGW-AM       B         NA      5.0/1.0         790 kHz     10-01-04

                                                                                         EXPIRATION
                                                    HAAT                                  DATE OF
                                           FCC       IN       POWER IN                      FCC
MARKET                        STATION     CLASS    METERS    KILOWATTS     FREQUENCY      LICENSE
------                        --------    -----    ------    ----------    ----------    ----------
Boise, ID...................  KIZN-FM       C        762        44.0         92.3 MHz     10-01-05
                              KZMG-FM       C        802        50.0         93.1 MHz     10-01-05
                              KKGL-FM       C        768        44.0         96.9 MHz     10-01-05
                              KQFC-FM       C        762        47.0         97.9 MHz     10-01-05
                              KBOI-AM       B         NA        50.0          960 kHz     10-01-05

Reno, NV....................  KKOH-AM       B         NA        50.0          780 kHz     10-01-05
                              KNEV-FM       C        695        60.0         95.5 MHz     10-01-05
                              KBUL-FM       C        699        72.0         98.1 MHz     10-01-05
                              KNHK-FM       C        809        44.7         92.9 MHz     10-01-05
                              KXXL-FM       A        129        3.6          93.7 MHz     10-01-05

Binghamton, NY..............  *WHWK-FM      B      292.6        10.0         98.1 MHz     06-01-06
                              *WYOS-FM      A        254        0.93        104.1 MHz     11-26-96
                              *WAAL-FM      B        332        7.1          99.1 MHz     06-01-06
                              *WNBF-AM      B         NA        5.0          1290 kHz     06-01-06
                              *WKOP-AM      B         NA      5.0/0.5        1360 kHz     06-01-06

Muncie, IN..................  *WMDH-FM      B      152.4        50.0        102.5 MHz     08-01-04
                              *WMDH-AM      B         NA        0.25         1550 kHz     08-01-04

Kokomo, IN..................  *WWKI-FM      B      143.3        50.0        100.5 MHz     08-01-04

     OWNERSHIP MATTERS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the character of the licensee and those persons holding attributable interests therein, and compliance with the Communications Act's limitation on alien ownership, as well as compliance with other FCC policies, including equal employment opportunity requirements.

     Once a station purchase agreement has been signed, an application for FCC consent to assignment of license or transfer of control, depending upon whether the underlying transaction is an asset purchase or stock acquisition, is filed with the FCC. Approximately 10 to 15 days after this filing, the FCC normally publishes a notice assigning a file number to the application and advising that the application has been accepted for filing. This notice begins a 30-day statutory waiting period, which provides the opportunity for third parties to file formal petitions to deny the transaction. Informal objections may be filed any time prior to grant of an application. The FCC staff will normally review the application in this period and seek further information and amendments to the application if it has questions.

     Once the 30-day public notice period ends, the staff will complete its processing, assuming that no petitions or informal objections were received and that the application is otherwise consistent with FCC rules and policies. The staff often grants the application by delegated authority approximately 10 to 20 days after the public notice period ends. At this point, the parties are legally authorized to close the purchase, although the FCC action is not legally a final order. If there is a backlog of applications, the processing period can extend to 30 days or more.

     Public notice of the FCC staff grant is usually issued about a week after the grant is made, stating that the grant was effective when the staff made the grant. On the date of this notice, another 30-day period begins, within which time interested parties can file petitions seeking either staff reconsideration or full FCC review of the staff action. During this time the grant can still be modified, set aside or stayed, and is not a final order. In the absence of a stay, however, the seller and buyer are not prevented from closing despite the absence of a final order. Also, within 40 days after the public notice of the grant, the full FCC can review and reconsider the staff's grant on its own motion. Thus, during the additional 10 days beyond the 30-day period available to third parties, the grant is still not final. In the event that review by the full FCC is requested and the FCC subsequently affirms the staff's grant of the application, interested parties may thereafter seek judicial review in the United States Court of Appeals for the District of Columbia Circuit within 30 days of public notice of the full FCC's action. In the event the Court affirms the FCC's action, further judicial review may be sought by seeking rehearing en banc from the Court of Appeals or by certiorari from the United States Supreme Court.

     In the absence of the submission of a timely request for reconsideration, administrative review or judicial review, the FCC staff's grant of an application becomes final by operation of law. Upon the occurrence of that event, counsel is able to deliver an opinion that the FCC's grant is no longer subject to administrative or judicial review, although such action can nevertheless be set aside in rare circumstances, such as fraud on the agency by a party to the application.

     The pendency of a license renewal application can alter the aforementioned timetables because the FCC normally will not issue an unconditional assignment grant if the station's license renewal is pending.

     Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. Each of Citadel Communications and Citadel Broadcasting therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The Certificate of Incorporation of Citadel Communications and the Certificate of Incorporation of Citadel Broadcasting contain provisions which permit Citadel Communications and Citadel Broadcasting to prohibit alien ownership and control consistent with the prohibitions contained in the Communications Act.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these cross-ownership rules, absent waivers, neither Citadel Communications nor Citadel Broadcasting would be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where it then owned any radio broadcast station. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. The Telecommunications Act extends this waiver policy to stations in the top 50 television markets, although the FCC has not yet implemented this change.

     In response to the Telecommunications Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. The FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

     - In a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM),

     - In a market with more than 29 but less than 45 commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service,

     - In a market with more than 14 but less than 30 commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service, and

     - In a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market.

     None of these multiple ownership rules requires any change in Citadel Communications' current ownership of radio broadcast stations. However, these rules will limit the number of additional stations which Citadel Communications may acquire in the future in certain of its markets.

     Because of these multiple and cross-ownership rules, a purchaser of voting stock of either Citadel Communications or Citadel Broadcasting which acquires an attributable interest in Citadel Communications or Citadel Broadcasting may violate the FCC's rule if it also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Citadel Communications or Citadel Broadcasting violates any of these ownership rules, Citadel Communications or Citadel Broadcasting may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for particular future acquisitions.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the owner of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

     With respect to a corporation, officers and directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock, or 10% or more of the corporation's stock in the case of insurance companies, investment companies, bank trust departments and certain other passive investors that hold the stock for investment purposes only, generally are attributed with ownership of whatever radio stations, television stations and daily newspapers the corporation owns.

     With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is materially involved in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may adopt stricter criteria. See the discussion below under the caption "Proposed Changes."

     In addition, the FCC has a cross-interest policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" nonattributable interest in another broadcast station or daily newspaper in the same local market. Among other things, meaningful interests could include significant equity interests, including non-voting stock, voting stock and limited partnership interests, and significant employment positions. This policy may limit the permissible investments a purchaser of Citadel Communications' or Citadel Broadcasting's voting stock may make or hold.

     The FCC has also been more aggressive in examining issues of market revenue share concentration when considering radio station acquisitions. The FCC has delayed its approval of several pending radio station purchases by various parties because of market concentration concerns. Moreover, in recent months the FCC has followed an informal policy of giving specific public notice of its intention to conduct additional ownership concentration analyses and soliciting public comment on the issue of concentration and its effect on competition and diversity in connection with certain applications for consent to radio station acquisitions. Citadel Communications cannot determine at this time the impact that this policy may have on its business and its operating and acquisition strategies.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

     Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC on these matters annually and in connection with a renewal application. The broadcast of contests and lotteries also is regulated by FCC rules.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency (RF) radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to RF radiation in excess of FCC guidelines. In August 1996, the FCC adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date. Citadel Communications anticipates that such regulations will not have a material effect on its business.

     LOCAL MARKETING AGREEMENTS. Over the past five years, a number of radio stations, including several of Citadel Communications' stations, have entered into what commonly are referred to as "local marketing agreements" or "time brokerage agreements." These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintains independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

     A station that brokers substantial time on another station in its market or engages in a local marketing agreement with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into a local marketing agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit the broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (that is, AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through a local marketing agreement arrangement.

     Another example of a cooperative agreement between differently owned radio stations in the same market is a joint sales agreement, whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Citadel Communications has entered into several joint sales agreements whereby it sells time on behalf of other local stations. Currently, joint sales agreements are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rulemaking, which, if adopted, would require Citadel Communications to terminate any joint sales agreement it might have with a radio station with which Citadel Communications could not have a local marketing agreement. Currently, the only Citadel Communications groups that would be so affected are its groups in Spokane and Colorado Springs. See the discussion above under the captions "The Pending Transactions" and "Station Portfolio" and in Item 3, Legal Proceedings.

     PROPOSED CHANGES. In December, 1994, the FCC initiated a proceeding to solicit comment on whether it should revise its radio and television ownership "attribution" rules by, among other proposals:

     - raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock,

     - increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for passive investors in corporate licensees,

     - restricting the availability of the attribution exemption when a single party controls more than 50% of the voting stock, and

     - considering local marketing agreements, joint sales agreements, debt and non-voting stock interests to be attributable under certain circumstances.

     No decision has been made by the FCC in these matters. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on Citadel Communications. However, if the FCC changes its rules so that certain cross-interests arising from non-voting stock ownership would be counted as attributable ownership interests, the interests of ABRY Broadcast Partners II, L.P., a significant stockholder of Citadel Communications, could be attributed to Citadel Communications. This attribution could preclude Citadel Communications from acquiring stations in markets where ABRY Broadcast Partners II, L.P. already has attributable broadcast interests.

     Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Citadel Communications' radio stations, result in the loss of audience share and advertising revenue for Citadel Communications' radio stations, and affect the ability of Citadel Communications to acquire additional radio stations or finance such acquisitions. Such matters include:

     - proposals to impose spectrum use or other fees on FCC licensees, the FCC's equal employment opportunity rules and matters relating to political broadcasting,

     - technical and frequency allocation matters,

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio

     - changes in the FCC's cross-interest, multiple ownership and cross-ownership policies,

     - changes to broadcast technical requirements,

     - proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone or other communication lines,

     - proposals to limit the tax deductibility of advertising expenses by advertisers, and

     - proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals without such bidding.

     The FCC, on April 2, 1997, awarded two licenses for the provision of satellite digital audio radio services. Under rules adopted for this service, licensees must begin construction of their space stations within one year, begin operating within four years, and be operating their entire system within six years. Citadel Communications cannot predict whether the service will be subscription or advertiser supported. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     Citadel Communications cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The foregoing is a brief summary of certain provisions of the Communications Act and of specific FCC rules and policies. This description does not purport to be comprehensive and reference should be made to the

Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     FEDERAL ANTITRUST CONSIDERATIONS. Citadel Communications is aware that the Federal Trade Commission and the United States Department of Justice, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act and the rules promulgated thereunder require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.

     At any time before or after the completion of a proposed acquisition, the Federal Trade Commission or the Department of Justice could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of Citadel Communications. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     Citadel Communications has received early termination of the applicable waiting period under the Hart-Scott-Rodino Act in regard to the pending acquisition of stations in Charleston, South Carolina, Binghamton, New York and Muncie and Kokomo, Indiana and is awaiting termination of the applicable waiting period in regard to its sale of stations in Eugene and Medford, Oregon, Tri-Cities, Washington, Billings, Montana and Johnstown and State College, Pennsylvania. On March 5, 1999, Citadel Communications received a request for additional information and documents from the Department of Justice relating, Citadel Communications believes, to stations in Billings. As discussed above, this request extends the waiting period under the Hart-Scott-Rodino Act for a period of 20 days after receipt by the Department of Justice of the information and documents requested from all parties from whom such information and documents have been requested. No other pending transaction is subject to the Hart-Scott-Rodino Act. See discussion above under the caption "The Pending Transactions".

     As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, Citadel Communications will not commence operation of any affected station to be acquired under a local marketing agreement or similar agreement until the waiting period has expired or been terminated.

     Citadel Communications has received civil investigative demands from the Antitrust Division of the Department of Justice. One demand addresses Citadel Communications' acquisition of KRST-FM in Albuquer-que, New Mexico, and the second investigation addresses Citadel Communications' joint sales agreement relating to stations in Spokane, Washington and Colorado Springs, Colorado. See Item 3, Legal Proceedings.

SEASONALITY

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are primarily the result of fluctuations in advertising expenditures by retailers. Citadel Communications' revenue is typically lowest in the first quarter and highest in the second and fourth quarters. See the discussion in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, under the caption "General."

TRADEMARKS

     Citadel Communications owns a number of trademarks and service marks, including the federally registered marks Cat Country, Supertalk and the Cat Country logo. Citadel Communications also owns a number of marks registered in various states. Citadel Communications considers such trademarks and service marks to be important to its business. See the discussion above under the caption "Operating Strategy" and the subcaption "Targeted Programming."

ON-LINE SERVICES

     Citadel Communications also provides on-line services to the subscribers of its internet service provider, including electronic mail and access to the internet. Citadel Communications began providing these services in late 1997. Although this line of business has grown since late 1997, radio broadcasting remains Citadel Communications' dominant business. In 1997 and 1998, on-line services accounted for less than 2% of Citadel Communications' net broadcasting revenue in each of those years.

EMPLOYEES

     At March 1, 1999, Citadel Communications employed 1,566 persons. None of these employees are covered by collective bargaining agreements, and Citadel Communications considers its relations with its employees to be good.

     Citadel Communications employs several on-air personalities with large loyal audiences in their respective markets. Citadel Communications generally enters into employment agreements with these personalities to protect its interests in those relationships that it believes to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but Citadel Communications does not believe that any such loss would have a material adverse effect on Citadel Communications' financial condition or results of operations.

CERTAIN INVESTMENT CONSIDERATIONS

     SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. Citadel Communications is highly leveraged. At December 31, 1998, Citadel Communications had outstanding total debt of approximately $217.3 million, excluding the discount on Citadel Broadcasting's 10 1/4% Senior Subordinated Notes due 2007 and Citadel Broadcasting's 9 1/4% Senior Subordinated Notes due 2008. At December 31, 1998 the Citadel Broadcasting 13 1/4% Exchangeable Preferred Stock had an aggregate liquidation preference of $121.1 million. At December 31, 1998 Citadel Communications had shareholders' equity of approximately $104.0 million. Citadel Communications' high degree of leverage will have important consequences, including the following:

     - A substantial portion of the cash flow of Citadel Communications will be used to pay interest expense, which will reduce the funds which would otherwise be available to fund operations and future business opportunities,

     - The ability of Citadel Communications to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, if needed, may be impaired,

     - Citadel Communications may be more highly leveraged than its competitors which may place it at a competitive disadvantage,

     - Citadel Communications' high degree of leverage will make it more vulnerable to a downturn in its business or in the economy in general, and

     - Certain of Citadel Communications' borrowings will be at variable rates of interest (including the borrowings under Citadel Broadcasting's credit facility) which will expose Citadel Communications to the risks associated with fluctuating interest rates.

     Citadel Communications' ability to satisfy its debt obligations and to pay cash dividends on, and to satisfy the redemption obligations in respect of, the exchangeable preferred stock, will depend upon its future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If Citadel Communications' cash flow and capital resources are insufficient to fund its debt service obligations, Citadel Communications may be forced to reduce or delay planned acquisitions and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that Citadel Communications' cash flow and capital resources will be sufficient for payment of its debt service and other obligations in the future, and there can be no assurance that Citadel Communications would be able to obtain sufficient funding to satisfy its debt service and other obligations.

     RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS. The covenants in Citadel Broadcasting's credit facility and in the agreements governing other outstanding debt and its exchangeable preferred stock restrict, among other things, Citadel Broadcasting's ability to incur additional debt, incur liens on non-senior debt, pay dividends or make certain other restricted payments, purchase its capital stock, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. In addition, Citadel Broadcasting's credit facility contains limits on future acquisitions and capital expenditures without lender consent. This may adversely affect Citadel Communications' ability to pursue its acquisition strategy. Citadel Broadcasting's credit facility also requires Citadel Broadcasting to maintain specific financial ratios and to satisfy certain financial condition tests. The ability of Citadel Broadcasting to meet those financial ratios and financial conditions can be affected by events beyond its control, and there can be no assurance that those tests will be met. A breach of any of these covenants could result in a default under the credit facility and/or the agreements governing Citadel Broadcasting's other outstanding debt and its exchangeable preferred stock. In the event of a default under Citadel Broadcasting's credit facility, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If Citadel Broadcasting were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. If the maturity of borrowings under the credit facility were to be accelerated, there can be no assurance that the assets of Citadel Communications would be sufficient to repay in full indebtedness under the credit facility and other indebtedness of Citadel Broadcasting. Substantially all of the assets of Citadel Broadcasting are pledged as collateral under the credit facility. All of the outstanding common stock of Citadel Broadcasting is pledged to secure Citadel Communications' obligations under its guaranty of Citadel Broadcasting's credit facility.

     HISTORY OF NET LOSSES. Citadel Communications had a net loss of $3.9 million and $5.3 million for the years ended December 31, 1998 and December 31, 1997, respectively. The primary reason for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. If Citadel Communications continues to acquire additional stations, these charges will probably increase. Citadel Communications expects to continue to experience net losses through at least 1999.

     HOLDING COMPANY STRUCTURE. Citadel Communications is a holding company whose only material asset is its investments in its subsidiary, Citadel Broadcasting. As a result, Citadel Communications' ability to meet its future financial obligations and to pay dividends on its common stock is dependent upon the availability of cash flows from Citadel Broadcasting through dividends, intercompany advances, management fees and other payments or the issuance of new equity. Citadel Broadcasting is under no obligation to pay dividends to Citadel Communications and is subject to statutory and contractual restrictions that limit its ability to pay dividends and make other payments to Citadel Communications. Additionally, the outstanding shares of common stock of Citadel Broadcasting owned by Citadel Communications have been pledged to secure Citadel Communications' guaranty of the credit facility. Citadel communications' right to participate in the distribution of assets of Citadel Broadcasting upon its liquidation or reorganization will be subject to prior claims of the creditors of Citadel Broadcasting, including trade creditors, except to the extent that Citadel Communications may itself be a creditor with recognized claims against Citadel Broadcasting.

     LIMITATIONS ON ACQUISITION STRATEGY. Although Citadel Communications believes that its acquisition strategies are reasonable, there can be no assurance that it will be able to implement its plans without delay or that, when implemented, its efforts will result in the increased broadcast cash flow or other benefits currently anticipated by Citadel Communications' management. In addition, there can be no assurance that Citadel Communications will not encounter unanticipated problems or liabilities in connection with acquired stations. The consummation of each of the pending transactions is subject to certain conditions, including the approval of the FCC. Although Citadel Communications believes these closing conditions will be satisfied in each case, there can be no assurance thereof. See Item 1, Business, under the caption "Pending Transactions".

     Citadel Communications' acquisition strategy involves numerous other risks, including:

     - difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations,

     - the diversion of management's attention from other business concerns, and

     - the potential loss of key employees of acquired stations.

     There can be no assurance that Citadel Communications' management will be able to manage effectively the resulting business or that such acquisitions will benefit Citadel Communications. Depending upon the nature, size and timing of future acquisitions, Citadel Communications may be required to raise additional financing. There can be no assurance that Citadel Broadcasting's credit facility, the agreements governing Citadel Broadcasting's other outstanding debt and its exchangeable preferred stock or any other loan agreements to which Citadel Communications may become a party or subject to will permit such additional financing or that such additional financing will be available to Citadel Communications or Citadel Broadcasting on terms acceptable to its management or at all.

     Citadel Communications competes and expects to continue to compete with many other buyers for the acquisition of radio stations. Many of those competitors have greater financial and other resources than those of Citadel Communications. In addition, Citadel Communications may find fewer acceptable acquisition opportunities in the future.

     Additional limitations on Citadel Communications' acquisition strategy are discussed above under the caption "Federal Regulation of Radio Broadcasting."

     IMPORTANCE OF CERTAIN MARKETS. The Albuquerque, Salt Lake City, Modesto and Providence markets are particularly important for Citadel Communications' financial well-being. A significant decline in net broadcasting revenue from its stations in these markets, as a result of a ratings decline or otherwise, could have a material adverse effect on its operations and financial condition. To illustrate, Citadel Communications' radio stations in these markets generated the following percentages of Citadel Communications' total net broadcasting revenue and broadcast cash flow in 1998:

           MARKET             % OF NET BROADCASTING REVENUE    % OF BROADCAST CASH FLOW
           ------             -----------------------------    ------------------------
Albuquerque.................              15.1%                         18.3%
Providence..................              11.6%                         15.2%
Salt Lake City..............              11.3%                         11.6%
Modesto.....................               7.0%                         10.5%

     IMPACT OF THE YEAR 2000 PROBLEM. Citadel Communications is in the process of assessing and remediating potential risks to its business related to the Year 2000 problem. Although Citadel Communications believes that, as a result of these efforts, its critical systems are or will be substantially Year 2000 ready, there can be no assurance that this will be the case. If Citadel Communications experiences significant problems as a result of the Year 2000 problem, its operations, revenue, cash flow and other important aspects of its business and financial well-being may be adversely affected.

     Citadel Communications believes that its greatest potential Year 2000 risk is that third parties with whom it deals will fail to be Year 2000 ready. For example, Citadel Communications' operations and revenue may be adversely affected if its programming suppliers or key advertisers experience significant disruptions in their businesses because of the Year 2000 problem.

     For more information concerning the Year 2000 problem and its potential impact on Citadel Communications' business, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources."

     DIVIDENDS ON CITADEL BROADCASTING'S EXCHANGEABLE PREFERRED STOCK; RIGHT TO APPOINT DIRECTORS. Citadel Broadcasting is restricted under the indentures governing its 10 1/4% Senior Subordinated Notes and its 9 1/4% Senior Subordinated Notes and under the credit facility from paying dividends on or repurchasing, redeeming or otherwise acquiring any shares of capital stock, including the 13 1/4% Exchangeable Preferred Stock, unless certain financial tests are met and then only in accordance with a formula based on cash flow and only in the absence of a default. Citadel Broadcasting may elect to pay dividends on the exchangeable preferred stock on any dividend payment date occurring on or before July 1, 2002 by issuing either additional shares of exchangeable preferred stock or cash. After July 1, 2002, dividends may be paid only in cash. In the event that, after July 1, 2002, cash dividends on the exchangeable preferred stock are in arrears and unpaid for two or more semi-annual dividend periods, whether or not consecutive, holders of the exchangeable preferred stock will be entitled to elect two directors of Citadel Broadcasting.

ITEM 2.  PROPERTIES

     The types of properties required to support each of Citadel Communications' radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     Citadel Communications currently owns studio facilities in Spokane, Washington; Billings, Montana; Tri-Cities, Washington; East Providence, Rhode Island; Little Rock, Arkansas; Boise, Idaho; Patton Township (State College), Lower Yoder Township (Johnstown), South Middleton Township (Carlisle), Williams Township (Allentown) and Tunkhannock (Wilkes-Barre/Scranton), Pennsylvania; Carrollton Township (Saginaw), Michigan; and St. Landry Parish (Lafayette), Louisiana. Citadel Communications owns transmitter and antenna sites in Reno, Nevada; Salt Lake City, Utah; Spokane and Tri-Cities, Washington; Tracy (Modesto), California; Billings, Montana; Santa Fe and Albuquerque, New Mexico; Medford, Oregon; East Providence and Johnston, Rhode Island; Little Rock, Arkansas; Patton Township (State College), Croyle Township (Johnstown), Mt. Joy Township (Harrisburg/York), Middlesex Township (Carlisle), Williams Township and Salisbury Township (Allentown), and Hanover Township, Plymouth Township, Carbondale and Tunkhannock (Wilkes-Barre/Scranton), Pennsylvania; Carrollton Township and Blumfield Township (Saginaw) and Mt. Forest Township (Bay City), Michigan; and East Feliciana Parish and Livingston Parish (Baton Rouge) and St. Landry Parish (Lafayette), Louisiana. Citadel Communications expects to acquire additional real estate and to dispose of certain real estate in connection with the pending transactions. Citadel Communications leases its remaining studio and office facilities, including office space in Las Vegas, Nevada which is not related to the operations of a particular station, and it leases its remaining transmitter and antenna sites. Citadel Communications does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. Citadel Communications owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

     No one property is material to Citadel Communications' operations. Citadel Communications believes that its properties are generally in good condition and suitable for its operations; however, Citadel Communications continually looks for opportunities to upgrade its properties and intends to upgrade studios, office space and transmission facilities in several markets.

     Substantially all of Citadel Communications' properties and equipment serve as collateral for Citadel Broadcasting's obligations under its credit facility. See Item 1, Business, under the caption "Certain Investment Considerations," and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

     Citadel Communications currently and from time to time is involved in litigation incidental to the conduct of its business, but it is not a party to any lawsuit or proceeding which, in the opinion of Citadel Communications, is likely to have a material adverse effect on Citadel Communications.

     Citadel Communications received civil investigative demands from the Department of Justice pursuant to which the Department of Justice requested information from Citadel Communications to determine whether Citadel Communications violated particular antitrust laws. The first investigative demand was issued on September 27, 1996 and concerns Citadel Communications' acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996. The demand requested written answers to interrogatories and the production of documents concerning the radio station market in Albuquerque, in general, and the KRST acquisition, in particular, to enable the Department of Justice to determine, among other things, whether the KRST acquisition would result in excessive concentration in the market. Citadel Communications responded to the demand. The Department of Justice requested supplemental information on January 27, 1997, to which Citadel Communications also responded. There have been no communications since that time and, at present, Citadel Communications has received no indication from the Department of Justice regarding its intended future actions. If the Department of Justice were to proceed with and successfully challenge the KRST acquisition, Citadel Communications may be required to divest one or more radio stations in Albuquerque.

     The second investigation was initiated on October 9, 1996 and concerned Citadel Communications' joint sales agreement relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to the investigation, the Department of Justice requested information to determine whether the joint sales agreement constituted a de facto merger, resulting in a combination or contract in restraint of trade. Citadel Communications provided the requested information and met with the Department of Justice concerning this matter. If the Department of Justice were to proceed with and successfully challenge the joint sales agreement, Citadel Communications may be required to terminate the joint sales agreement. At this time, Citadel Communications cannot predict the impact on Citadel Communications, if any, of these proceedings or any future Department of Justice demands.

     However, Citadel Communications entered into two asset purchase agreements with Capstar Acquisition Company, Inc. on February 24, 1999 regarding the exchange of certain radio stations in Colorado Springs and the purchase by Citadel Communications of other stations in Spokane and Colorado Springs. If completed, the transactions would result in the termination of the Spokane/Colorado Springs joint sales agreement. There can be no assurance, however, that the transactions will be completed. See Item 1, Business, under the caption "The Pending Transactions."

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The only outstanding common equity of Citadel Communications Corporation is its common stock, par value $.001 per share. Citadel Communications' common stock began trading on the Nasdaq National Market tier of the The Nasdaq Stock Market on July 1, 1998 under the symbol "CITC." On March 15, 1999, there were approximately 79 record holders of common stock.

     Quarterly high and low closing prices per share of the common stock as reported by The Nasdaq Stock Market during 1998 were as follows:

                                                          QUARTERLY    QUARTERLY
                                                            HIGH          LOW
                                                            PRICE        PRICE
                                                          ---------    ---------
Third Quarter 1998......................................   $26.75       $17.75
Fourth Quarter 1998.....................................    29.38        14.88

     Citadel Communications has not paid dividends on its common stock in the last two fiscal years. Although there are no contractual restrictions on Citadel Communications' ability to declare and pay cash dividends, Citadel Communications has no intention to do so in the near future. Citadel Communications' subsidiary, Citadel Broadcasting Company, is limited in its ability to pay cash dividends to Citadel Communications. Citadel Broadcasting's credit facility prohibits the payment of cash dividends on its common stock. Each of the indenture governing Citadel Broadcasting's 10 1/4% Senior Subordinated Notes due 2007, the indenture governing Citadel Broadcasting's
9 1/4% Senior Subordinated Notes due 2008, the Certificate of Designation governing Citadel Broadcasting's 13 1/4% Exchangeable Preferred Stock and the indenture governing Citadel Broadcasting's 13 1/4% Exchange Debentures, if and when issued, contain covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the payment of cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated historical financial data presented below as of and for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the consolidated financial statements of Citadel Communications. These consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements of Citadel Communications as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 and the independent auditors' report on those consolidated financial statements, are included elsewhere in this report. The financial results of Citadel Communications are not comparable from year to year because of the acquisition and disposition of various radio stations by Citadel Communications. As you review the information contained in the following table, you should note the following:

     - Interest Expense. Interest expense includes debt issuance costs and debt discount amortization of approximately $287,000, $132,000, $371,000, $441,000 and $717,000 for the years ended December 31, 1994, 1995, 1996,
       1997 and 1998, respectively.

     - Extraordinary Loss. On October 9, 1996, Citadel Communications repaid its long-term debt of $31.3 million, payable to a financial institution, and a note payable to a related party of $7.0 million. The early retirement of the long-term debt resulted in a $1.8 million extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

     - Cash Dividends. Citadel Communications has not declared cash dividends on its common stock in the last two fiscal years.

     - Net Loss Per Common Share. Basic and diluted net loss per common share are the same for all periods presented due to Citadel Communications' net losses.

     - Other income, net. Other income includes gain/(loss) on sales of radio stations and property and equipment of approximately $620,068, $707,286, $(1,749), $0 and $1,044,880 for the years ended December 31, 1994, 1995,
       1996, 1997 and 1998 respectively.

     The selected consolidated historical financial data below should be read in conjunction with, and is qualified by reference to, Citadel Communications' Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                     YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                    1994         1995         1996         1997          1998
                                  ---------    ---------    ---------    ---------    ----------
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
STATEMENT OF OPERATIONS
DATA:
Net revenue.....................  $  32,998    $  34,112    $  45,413    $  89,803    $  135,426
Station operating expenses......     24,331       26,832       33,232       65,245        93,485
Depreciation and amortization...      7,465        4,921        5,189       14,661        26,414
Corporate general and
  administrative................      2,504        2,274        3,248        3,530         4,369
                                  ---------    ---------    ---------    ---------    ----------
Operating income (loss).........     (1,302)          85        3,744        6,367        11,158
Interest expense................      4,866        5,242        6,155       12,872        18,126
Other income, net...............        657          781          414          451         1,651
                                  ---------    ---------    ---------    ---------    ----------
Loss before income taxes and
  extraordinary item............     (5,511)      (4,376)      (1,997)      (6,054)       (5,317)
Income tax benefit..............         --           --           --         (770)       (1,386)
                                  ---------    ---------    ---------    ---------    ----------
Loss before extraordinary
  item..........................     (5,511)      (4,376)      (1,997)      (5,284)       (3,931)
Extraordinary loss..............         --           --       (1,769)          --            --
                                  ---------    ---------    ---------    ---------    ----------
Net loss........................  $  (5,511)   $  (4,376)   $  (3,766)   $  (5,284)   $   (3,931)
Dividend requirement for
  exchangeable preferred
  stock.........................         --           --           --        6,633        14,586
                                  ---------    ---------    ---------    ---------    ----------
Net loss applicable to common
  shares........................  $  (5,511)   $  (4,376)   $  (3,766)   $ (11,917)   $  (18,517)
                                  =========    =========    =========    =========    ==========
Net loss per common share.......  $   (1.82)   $   (1.35)   $   (1.18)   $   (3.72)   $    (1.51)
Shares used in per share
  calculation...................  3,020,844    3,234,996    3,196,551    3,199,467    12,297,588

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............  $ 1,538    $ 1,005    $  1,588    $  7,685    $102,842
Working capital (deficiency)..........    3,382      2,928      (4,195)     22,594     149,601
Intangible assets, net................   18,152     15,093      51,802     268,690     268,790
Total assets..........................   46,529     37,444     102,315     344,172     472,261
Long-term debt (including current
  portion)............................   47,805     43,046      90,714     189,699     211,419
Exchangeable preferred stock..........       --         --          --     102,010     116,775
Shareholders' equity (deficit)........   (4,690)    (9,177)      6,070      16,132     103,963

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the information contained in Item 6, Selected Financial Data, and Citadel Communications Corporation's Consolidated Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information contained in this report, the discussions in this report contain forward-looking statements that involve risks and uncertainties. Citadel Communications' actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" at the beginning of this report and in Item 1, Business, under the caption "Certain Investment Considerations," as well as those discussed elsewhere in this report. Citadel Communications undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances.

     General economic conditions have an impact on Citadel Communications' business and financial results. From time to time the markets in which Citadel Communications operates experience weak economic conditions that may negatively affect the revenue of Citadel Communications. However, management believes that this impact is somewhat mitigated by Citadel Communications' diverse geographical presence. In addition, Citadel Communications' financial results are also dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

     In the following analysis, management discusses Citadel Communications' broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Earnings before interest, taxes, depreciation and amortization, or EBITDA, consists of operating income (loss) before depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating Citadel Communications because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

     The principal source of Citadel Communications' revenue is the sale of broadcasting time on its radio stations for advertising. As a result, Citadel Communications' revenue is affected primarily by the advertising rates its radio stations charge. Correspondingly, the rates are based upon a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Each of Citadel Communications' stations has a general pre-determined level of on-air inventory that it makes available for advertising, which may be different at different times of the day and tends to remain stable over time. Much of Citadel Communications' selling activity is based on demand for its radio stations' on-air inventory and, in general, Citadel Communications responds to this demand by varying prices rather than by changing the available inventory.

     In the broadcasting industry, radio stations often utilize trade, or barter, agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, Citadel Communications generally enters into trade agreements only if the goods or services bartered to it will be used in its business. Citadel Communications has minimized its use of trade agreements and has generally sold over 90% of its advertising time for cash. In addition, it is Citadel Communications' general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

     Citadel Communications' revenue varies throughout the year. As is typical in the radio broadcasting industry, Citadel Communications' first calendar quarter generally produces the lowest revenue, and the fourth quarter generally produces the highest revenue.

     The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotional expenses. Citadel Communications strives to control these expenses by working closely with local station management. Citadel Communica-tions also incurs and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of stations and existing and future borrowings.

     Citadel Communications also provides on-line services, offering its subscribers a variety of services, including electronic mail and access to the internet. For the year ended December 31, 1998, Citadel Communications' internet service provider recorded gross revenue, operating income and net income of $2.1 million, $0.5 million and $0.1 million, respectively. The revenue generated from the internet service provider has been included in broadcasting revenue as the amounts are not considered material to understanding the changes in the results of operations for the year ended December 31, 1998 as compared to prior years.

     In 1998, Citadel Communications' radio stations derived approximately 83.0% of their net broadcasting revenue from local and regional advertising in the markets in which they operate, and the remainder resulted principally from the sale of national advertising. Local and regional advertising is sold primarily by each station's sales staff. To generate national advertising sales, Citadel Communications engages a national advertising representative firm. Citadel Communications believes that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, Citadel Communications focuses on sales of local and regional advertising. During the year ended December 31, 1998, no single advertiser accounted for more than 10% of net broadcasting revenue of Citadel Communications.

     The advertising revenue of Citadel Communications is typically collected within 120 days of the date on which the related advertisement is aired. Most accrued expenses, however, are paid within 45 to 60 days. As a result of this time lag, working capital requirements have increased as Citadel Communications has grown and will likely increase in the future.

     Historically, Citadel Communications has generated net losses primarily as a result of significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. Citadel Communications amortizes FCC licenses and goodwill attributable to the acquisition of radio stations over a 15-year period. Based upon the large number of acquisitions that were consummated within the last two years, Citadel Communications anticipates that depreciation and amortization charges will continue to be significant for several years. To the extent that Citadel Communications completes additional acquisitions, its depreciation and amortization charges are likely to increase. Citadel Communications expects that it will continue to incur net losses through at least 1999.

     Citadel Communications consolidates the operations of stations operated under local marketing agreements. The Emerging Issues Task Force, a division of the Financial Accounting Standards Board, is reviewing the accounting method for contractual management arrangements and may determine that consolidation is appropriate only if certain requirements for controlling financial interest are met. Because the provisions of Citadel Communications' existing local marketing agreements do not meet the proposed control requirements, if the Emerging Issues Task Force proposal is approved as drafted, consolidation of stations operated under local marketing agreements may no longer be appropriate.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net Broadcasting Revenue. Net broadcasting revenue increased $45.6 million or 50.8% to $135.4 million for the year ended December 31, 1998 from $89.8 million for the year ended December 31, 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1998 provided $6.3 million of the increase. For stations owned and operated over the comparable period in 1998 and 1997, net broadcasting revenue improved $39.3 million or 64.3% to $100.4 million in 1998 from $61.1 million in 1997, primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $28.3 million or 43.4% to $93.5 million for the year ended December 31, 1998 from $65.2 million for the year ended December 31, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements entered into during 1998.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $17.3 million or 70.3% to $41.9 million for the year ended December 31, 1998 from $24.6 million for the year ended December 31, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 30.9% for the year ended December 31, 1998 compared to 27.4% for the year ended December 31, 1997.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.9 million or 25.7% to $4.4 million for the year ended December 31, 1998 from $3.5 million for the year ended December 31, 1997. The increase was due primarily to an increase in staffing levels needed to support Citadel Communications' growth.

     EBITDA. As a result of the factors described above, EBITDA increased $16.4 million or 77.7% to $37.5 million for the year ended December 31, 1998 from $21.1 million for the year ended December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $11.7 million or 79.6% to $26.4 million for the year ended December 31, 1998 from $14.7 million for the year ended December 31, 1997, primarily due to radio station acquisitions completed during 1998 and late 1997.

     Interest Expense. Interest expense increased approximately $5.2 million or 40.3% to $18.1 million for the year ended December 31, 1998 from $12.9 million for the year ended December 31, 1997, primarily due to interest expense associated with additional borrowings completed in 1998 and 1997, offset by a repayment of the borrowings in the third quarter of 1998 from the net proceeds of Citadel Communications' initial public offering of its common stock in July 1998.

     Loss (Gain) on Sale of Assets. The gain on sale of assets in 1998 resulted primarily from the gain on the sale of four radio stations in Quincy, Illinois aggregating approximately $1.3 million, offset by certain other dispositions of assets resulting in losses.

     Income Tax Benefit. The income tax benefit in 1998 and 1997 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by federal alternative minimum tax and state tax expense in 1998. For the year ended December 31, 1997, Citadel Communications generated a net loss for both financial reporting and income tax purposes; therefore no current tax provision was recorded.

     Net Loss. As a result of the factors described above, net loss decreased $1.4 million or 26.4% to $3.9 million for the year ended December 31, 1998 from $5.3 million for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Broadcasting Revenue. Net broadcasting revenue increased $44.4 million or 97.8% to $89.8 million for the year ended December 31, 1997 from $45.4 million for the year ended December 31, 1996. The inclusion of net revenue from the acquisitions of radio stations and net revenue generated from local marketing agreements and joint sales agreements entered into during 1997 provided $41.8 million of the increase. For stations owned and operated over the comparable period in 1997 and 1996, net broadcasting revenue improved approximately $2.5 million or 6.7% to $40.7 million in 1997 from $38.2 million in 1996 primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $32.0 million or 96.4% to $65.2 million for the year ended December 31, 1997 from $33.2 million for the year ended December 31, 1996. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements and joint sales agreements entered into during 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $12.4 million or 101.6% to $24.6 million for the year ended December 31, 1997 from $12.2 million for the year ended December 31, 1996. As a percentage of net broadcasting revenue, broadcast cash flow increased to 27.4% for the year ended December 31, 1997 from 26.9% for the year ended December 31, 1996.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.3 million or 9.4% to $3.5 million for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996. The increase is due primarily to an increase in staffing levels required to support Citadel Communications' growth through acquisitions.

     EBITDA. As a result of the factors described above, EBITDA increased $12.1 million or 134.4% to $21.1 million for the year ended December 31, 1997 from $9.0 million for the year ended December 31, 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased $9.5 million or 182.7% to $14.7 million for the year ended December 31, 1997 from $5.2 million for the year ended December 31, 1996, primarily due to radio station acquisitions completed during 1997.

     Interest Expense. Interest expense increased $6.7 million or 108.1% to $12.9 million for the year ended December 31, 1997 from $6.2 million for the year ended December 31, 1996, primarily due to interest expense associated with additional borrowings to fund acquisitions completed during 1997.

     Income Tax Benefit. The income tax benefit for the year ended December 31, 1997 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions. For the years ended December 31, 1997 and 1996, Citadel Communications generated a net loss for both financial reporting and income tax purposes; therefore, no current tax provision was recorded.

     Net Loss. As a result of the factors described above, net loss increased $1.5 million or 39.5% to $5.3 million for the year ended December 31, 1997 from $3.8 million for the year ended December 31, 1996. Included in the net loss for 1996 is $0.4 million of interest earned on loans advanced by Citadel Communications to Deschutes River Broadcasting, Inc. prior to the acquisition of Deschutes by Citadel Communications and a $1.8 million extraordinary loss related to the repayment of long-term debt.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Broadcasting Revenue. Net broadcasting revenue increased $11.3 million or 33.1% to $45.4 million for the year ended December 31, 1996 from $34.1 million for the year ended December 31, 1995. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements and joint sales agreements entered into during 1996 provided $7.8 million of the increase. For stations owned and operated over the comparable period in 1996 and 1995, net broadcasting revenue improved $3.6 million or 11.8% to $34.2 million in 1996 from $30.6 million in 1995 primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $6.4 million or 23.9% to $33.2 million for the year ended December 31, 1996 from $26.8 million for the year ended December 31, 1995. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements and joint sales agreements entered into during 1996.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $4.9 million or 67.1% to $12.2 million for the year ended December 31, 1996 from $7.3 million for the year ended December 31, 1995. As a percentage of net broadcasting revenue, broadcast cash flow increased to 26.9% in 1996 from 21.4% in 1995.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.9 million or 39.1% to $3.2 million for the year ended December 31, 1996 from $2.3 million for the year ended December 31, 1995. Substantially all of the increase was due to professional expenses incurred in 1996 related to Citadel Communications' capital raising activities and a lawsuit between Citadel Communications and Tele-Media Broadcasting Corporation and certain of its shareholders and officers which arose in connection with Tele-Media's decision not to complete a sale of its radio stations to Citadel Communications pursuant to a 1995 agreement. In connection with Citadel Communications' acquisition of Tele-Media, the litigation was settled.

     EBITDA. As a result of the factors described above, EBITDA increased $4.0 million or 80.0% to $9.0 million for the year ended December 31, 1996 from $5.0 million for the year ended December 31, 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million or 6.1% to $5.2 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995, primarily due to radio station acquisitions completed during 1996.

     Interest Expense. Interest expense increased $1.0 million or 19.2% to $6.2 million for the year ended December 31, 1996 from $5.2 million for the year ended December 31, 1995, primarily due to interest expense associated with additional borrowings to fund acquisitions completed during 1996.

     Net Loss. As a result of the factors described above, net loss decreased $0.6 million or 14.0% to $3.8 million for the year ended December 31, 1996 from $4.4 million for the year ended December 31, 1995. Included in the net loss for 1996 is $0.4 million of interest earned on loans advanced by Citadel Communications to Deschutes River Broadcasting, Inc. prior to the acquisition of Deschutes by Citadel Communications and a $1.8 million extraordinary loss related to the repayment of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Recent liquidity needs have been driven by Citadel Communications' acquisition strategy. Citadel Communications' principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. Citadel Communications' acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of Citadel Communications' capital resources. Citadel Communications expects that its debt service and capital expenditure obligations within the next twelve months, without regard to further acquisitions, will include approximately $21.0 million for interest on Citadel Broadcasting's 10 1/4% Senior Subordinated Notes due in 2007 and Citadel Broadcasting's 9 1/4% Senior Subordinated Notes due in 2008 and approximately $2.7 million for capital expenditures. Citadel Broadcasting's
13 1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

     Citadel Communications and Citadel Broadcasting have financed Citadel Communications' past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. Citadel Communications expects that financing for future acquisitions will be provided through bank borrowings, the sale of debt and equity securities and internally generated funds.

     An important factor in management financing decisions includes the maintenance of leverage ratios consistent with Citadel Communications' long-term growth strategy. Management recognizes that Citadel Communications may require additional resources or may need to consider modifications to its expansion plans. To the extent Citadel Communications is unable to obtain additional funding, as needed, management has contingency plans which include curtailing capital expenditure activities and reducing infrastructure costs associated with expansion and development plans. No assurance can be given that Citadel Communications will be successful in raising additional capital, as needed, achieving profitable results or entering into new markets.

     At December 31, 1998, Citadel Communications held approximately $102.8 million in cash and cash equivalents and had $137.5 million in unborrowed availability under Citadel Broadcasting's credit facility. In addition, at December 31, 1998, Citadel Communications had working capital of $149.6 million, an increase of approximately $127.0 million from December 31, 1997, which increase is due principally to the net proceeds from the November 1998 offering of the 9 1/4% notes and assets held for sale.

     Management believes that the remaining net proceeds from the offering of the 9 1/4% notes, together with cash from operating activities and borrowings under the credit facility, should be sufficient to permit Citadel Communications to meet its financial obligations and to fund its present operations for the next twelve months.

     Net Cash Provided By Financing Activities. For the year ended December 31, 1998, net cash provided by financing activities was $127.4 million compared to $212.7 million in the year ended December 31, 1997. The decrease primarily resulted from the repayment of the outstanding balance under the credit facility, offset by the net proceeds of Citadel Communications' initial public offering, and the November 1998 offering of the 9 1/4% notes. The net cash provided by financing activities in 1997 of $212.7 million was primarily the result of the proceeds from the 1997 offerings of the 10 1/4% notes and the exchangeable preferred stock.

     Citadel Communications Equity Offering. On July 7, 1998, Citadel Communications consummated an initial public offering of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by Citadel Communications and 630,796 shares were sold by certain stockholders of Citadel Communications. On July 14, 1998, Citadel Communications sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. The aggregate net proceeds to Citadel Communications were $106.6 million, which were used to repay a portion of the outstanding indebtedness under Citadel Broadcasting's credit facility.

     Credit Facility. On July 3, 1997, Citadel Broadcasting and Citadel License entered into an amended and restated financing agreement which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997. The maximum available loan commitment at December 31, 1998 was $137.5 million. At December 31, 1998, no amounts were outstanding under the credit facility. Citadel Broadcasting must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average of the outstanding principal balance for the preceding quarter, multiplied by
 .125% or, if the total leverage ratio, determined in accordance with the agreement, calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%.

     The credit facility prohibits Citadel Broadcasting from paying cash dividends on its capital stock. Similarly, the credit facility restricts the ability of Citadel Broadcasting's wholly owned subsidiary, Citadel License, Inc., to pay cash dividends or make other distributions in respect of its capital stock. Citadel Broadcasting is not dependent in any material respect on the receipt of dividends or other payments from Citadel License. The credit facility also contains other customary restrictive covenants, which, among other things, and with certain exceptions, limit the ability of Citadel Broadcasting and Citadel License to incur additional indebtedness and liens, enter into transactions with affiliates, consolidate, merge or effect asset sales, issue additional stock, make capital or overhead expenditures, make investments, loans or prepayments or change the nature of their business. Citadel Broadcasting and Citadel License are also required to satisfy financial covenants, which require Citadel Broadcasting and Citadel License to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum leverage, senior debt leverage, minimum interest coverage and minimum fixed charges.

     - Maximum Leverage Test. The maximum leverage test requires that Citadel Broadcasting and Citadel License not permit the ratio of total debt as of the last day of any month to operating cash flow, as adjusted for permitted acquisitions and dispositions, for the twelve-month period ending as of the last day of that month to be greater than the applicable ratio on that date. The applicable ratio at December 31, 1998 is 6.50.

     - Senior Debt Leverage Test. The senior debt leverage test requires that Citadel Broadcasting and Citadel License not permit the ratio of the unpaid principal balance of the credit facility or any specified portion thereof outstanding from time to time as of the last day of any month to operating cash flow, as adjusted for permitted acquisitions and dispositions, for the twelve-month period ending on that date to be greater than 4.50 for the period through May 1999. For each six-month period after May 1999 through maturity, the maximum ratio shall decrease by 0.25.

     - Minimum Interest Coverage Test. The minimum interest coverage test requires that Citadel Broadcasting and Citadel License not permit the ratio of their consolidated operating cash flow for any four-quarter period to interest expense and cash dividends on Citadel Broadcasting's exchangeable preferred stock for the same four-quarter period to be less than 1.75.

     - Minimum Fixed Charges Test. The minimum fixed charges test requires that Citadel Broadcasting and Citadel License not permit the ratio of their consolidated operating cash flow for any four-quarter period to fixed charges for the same four-quarter period to be less than 1.1 to 1.0.

     Citadel Broadcasting and Citadel License are in compliance with the financial ratios and financial condition tests in their debt obligations.

     Senior Subordinated Notes. On July 3, 1997, Citadel Broadcasting completed the issuance of $101.0 million of 10 1/4% Senior Subordinated Notes due 2007. Interest is payable semi-annually. The 10 1/4% notes will be redeemable at the option of Citadel Broadcasting, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10 1/4% notes. In addition, at any time prior to July 1, 2000, subject to certain conditions, Citadel Broadcasting may, at its option, redeem a portion of the 10 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 10 1/4% notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption.

     On November 19, 1998, Citadel Broadcasting completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008. Interest is payable semi-annually. The 9 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, Citadel Broadcasting may, at its option, redeem the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date.

     The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1998, Citadel Broadcasting was in compliance with all covenants under the indentures.

     Exchangeable Preferred Stock. On July 3, 1997, Citadel Broadcasting sold an aggregate of 1,000,000 shares of its 13 1/4% Exchangeable Preferred Stock. Dividends on the exchangeable preferred stock accrue at the rate of 13 1/4% per annum and are payable semi-annually. On or prior to July 1, 2002, dividends are payable in additional shares of exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of Citadel Broadcasting, in cash. Thereafter, all dividends will be payable only in cash. Citadel Broadcasting will be required to redeem the exchangeable preferred stock on July 1, 2009, subject to the legal availability of funds therefor, at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption. The Certificate of Designation governing the exchangeable preferred stock also contain covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. At December 31, 1998, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

     Net Cash Used in Investing Activities. For the year ended December 31, 1998, net cash used in investing activities decreased to $45.8 million from $212.3 million in the year ended December 31, 1997. The decrease is primarily due to the acquisition of 61 radio stations in 1997, whereas 11 radio stations were acquired in 1998.

     Net cash used in investing activities in 1997 was $212.3 million, compared to $61.1 million in 1996. Net cash used in investing activities was used primarily to acquire radio stations and property and equipment in 1997.

     Pending Acquisitions and Dispositions. There are several transactions currently pending which, if completed, would result in Citadel Communications purchasing 14 FM and 10 AM radio stations and selling 18 FM and 7 AM radio stations. The total cash required to fund the pending acquisitions is expected to be approximately $92.5 million. Citadel Communications expects to receive $26.0 million, $25.5 million in cash and a $0.5 million promissory note, from the pending disposition. The consummation of the pending transactions is subject to certain conditions, including the approval of the FCC. Although Citadel Communications believes these closing conditions will be satisfied in each case, there can be no assurance thereof. See Item 1, Business, under the caption "The Pending Transactions" for a complete description of the pending transactions.

     Recently Completed Acquisitions. Subsequent to December 31, 1998, Citadel Communications acquired at total of 13 FM and 5 AM radio stations and one internet service provider for an aggregate purchase price of approximately $72.3 million. Proceeds from the November 1998 offering of the 9 1/4% notes were used to pay substantially all of the aggregate purchase price.

     Capital Expenditures. Citadel Communications had capital expenditures of $2.0 million, $2.1 million and $4.5 million for the years ended December 31, 1996, 1997, and 1998, respectively. Citadel Communications' equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

     Net Cash Provided By Operations. Net cash provided by operations increased by approximately $7.8 million or 136.8% to $13.5 million for the year ended December 31, 1998 from $5.7 million for the year ended December 31, 1997. The increase in cash provided by operations can be primarily attributed to the inclusion of radio stations acquired in 1998 and a full year of operations of stations acquired in 1997. Net cash provided by operations in 1998 was approximately $13.5 million resulting primarily from a net loss of $3.9 million less depreciation and amortization of $26.4 million, offset by an increase in accounts receivable of approximately $9.6 million. Net cash provided by operations in 1997 was approximately $5.7 million resulting primarily from a net loss of $5.3 million less depreciation and amortization of $14.7 million and an increase in accrued liabilities of $5.3 million offset by an increase in accounts receivable of $10.2 million.

     Net cash provided by operations increased by approximately $6.8 million or 618.2% to $5.7 million for the year ended December 31, 1997 from net cash used in operations of $1.1 million for the year ended December 31, 1996. The increase in cash provided by operations can be primarily attributed to the inclusion of radio stations acquired in 1997. Net cash used in operations in 1996 was $1.1 million resulting primarily from a net loss of $3.8 million less an extraordinary loss of $1.8 million and depreciation and amortization of $5.2 million, offset by an increase in accounts receivable of $5.3 million.

     Year 2000 Matters. The Year 2000 computer issue primarily results from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two digit format, as opposed to four digits, to indicate the year. Such programming will be unable to interpret dates beyond the year 1999, which could cause system and product failure, other computer errors and a disruption in the operation of such systems and products.

     Citadel Communications' project team has identified its accounting and traffic systems, satellite delivered programming, digital automation systems and internet service provider systems as the mission critical systems to evaluate for Year 2000 compliance. In addition, while there are several software programs currently used throughout Citadel Communications' operations which are not Year 2000 compliant, the vendors of this software have committed to provide Year 2000 compliant updates to Citadel Communications. Citadel Communications expects to have all such updates tested and operational by June 1999.

     Citadel Communications has identified five phases for the project team to address for each of Citadel Communications' risk areas. These phases are:

     (1) an inventory of Citadel Communications' systems described above,

     (2) assessment of the systems to determine the risk and apparent extent of Year 2000 problems,

     (3) remediation of identified problems,

     (4) testing of systems for Year 2000 readiness, and

     (5) contingency planning for the worst-case scenarios.

     Inventories have been completed for all mission critical company software applications and hardware systems, and Citadel Communications has substantially completed an inventory of at-risk non-information technology systems and expects to complete the inventory in the second quarter of 1999. The project team is currently assessing compliance issues related to Citadel Communications' information hardware and software, and expects to complete such assessment in the second quarter of 1999. Citadel Communications expects that some amount of the testing will be performed during this assessment phase. Additional testing is expected to continue throughout the third quarter of 1999.

     In each of its markets, Citadel Communications employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, Citadel Communications completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. Citadel Communications intends to complete Year 2000 testing of this software in the second quarter of 1999. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. Citadel Communications anticipates that evaluation for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems for the stations currently owned by Citadel Communications will be completed during the second quarter of 1999. Citadel Communications expects that the accounting and traffic systems for stations that it may acquire will be converted to the software used for its other stations. The cost of any necessary hardware upgrades for these systems for stations acquired cannot be quantified at this time.

     Satellite delivered programs, which are delivered to Citadel Communications' radio stations from outside sources, represent a third party risk to Citadel Communications arising from the Year 2000 issue. Citadel Communications sent questionnaires to a majority of the vendors of these programs during the fourth quarter of 1998 asking them to update Citadel Communications on the status of their Year 2000 compliance. Citadel Communications anticipates that it will send such questionnaires to the significant vendors of satellite delivered programs to stations it acquires. Until those questionnaires are returned and reviewed, Citadel Communications is unable to determine the potential for disruption in its programming arising from this third party risk. If Citadel Communications does not receive reasonable assurances regarding Year 2000 compliance from any vendor of these programs, it would then develop contingency plans for alternative programming.

     Citadel Communications is currently reviewing a proposal to update and expand the digital automation systems used in Citadel Communications' operations. Although not directly related to the Year 2000 problem, Citadel Communications believes the expansion and replacement of these systems, which it anticipates would be completed by the end of December 1999, would minimize or eliminate Year 2000 problems associated with these systems. If Citadel Communications elects not to pursue such expansion, it anticipates that the total cost of replacing the non-compliant digital components in its current digital automation systems would be approximately $0.5 million and that the replacement would be completed by the end of October 1999. The cost of replacing non-compliant digital components at stations that may be acquired by Citadel Communications cannot be quantified at this time.

     Citadel Communications recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software and hardware vendors. No material expansion is scheduled for this division prior to the year 2000.

     In addition to identification of these mission critical systems, Citadel Communications has identified the top 10 advertisers on each of its radio stations owned or operated at December 31, 1998. Questionnaires were sent to each of these advertisers during the fourth quarter of 1998 asking them to update Citadel Communications on the status of their Year 2000 compliance. Citadel Communications intends to send such questionnaires to the top 10 advertisers on each of the radio stations it acquires. In addition, questionnaires are also being sent to various equipment vendors, banks and other lending institutions that provide substantial products and services to Citadel Communications. Citadel Communications has received varying information from third parties on the state of compliance or expected compliance. Until the questionnaires returned to date are fully reviewed and others are returned and reviewed, Citadel Communications is unable to determine the effect of these third party risks on Citadel Communications' operations. There can be no assurance that Citadel Communications will be successful in finding alternative Year 2000 compliant advertisers, suppliers and service providers, if required.

     Citadel Communications also intends to solicit information regarding its critical internal non-information technology systems such as telephones and HVAC in the second quarter of 1999. Any required remediation and testing of Citadel Communications' non-information technology systems at its current stations is expected to be completed by June 1999. Citadel Communications intends to promptly extend this inquiry to stations it acquires.

     Citadel Communications is in the process of determining its contingency plans, which are expected to include the identification of Citadel Communications' most reasonably likely worst-case scenarios. Preliminary contingency plans are expected to be completed during the second quarter of 1999 and comprehensive plans are expected to be completed by the second or third quarter of 1999. At this time, Citadel Communications does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, Citadel Communications believes that the most reasonably likely sources of risk to it include (1) disruptions in the supply of satellite delivered programs and
(2) diminished demand for advertising time arising from Year 2000 problems both specific to Citadel Communications' advertisers or more generally related to the potential for economic disruptions related to the Year 2000 issues.

     Based on its current assessment efforts, Citadel Communications does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on Citadel Communications' financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on Citadel Communications.

     Recently Issued Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. During the normal course of business Citadel Communications is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. Citadel Communications constantly assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although Citadel Communications does not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

     Interest Rate Risk. Citadel Broadcasting may be exposed to interest rate changes under its credit facility which it maintains to provide liquidity and to fund capital expenditures and acquisitions. Citadel Broadcasting's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Citadel Broadcasting has entered into an interest rate swap agreement to hedge the effects of fluctuations in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Citadel Communications Corporation's Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this report are included after the signature page beginning at page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the directors and executive officers of Citadel Communications Corporation:

        NAME                AGE                               POSITION
        ----                ---                               --------
Lawrence R. Wilson          53        Chief Executive Officer, Chairman and President
Donna L. Heffner            39        Vice President, Chief Financial Officer and Secretary
D. Robert Proffitt          46        Vice President
Stuart R. Stanek            43        Vice President
Peter J. Benedetti          35        Vice President
Edward T. Hardy             50        Vice President
Patricia Diaz Dennis        52        Director
Scott E. Smith              43        Director
Ted L. Snider, Sr.          70        Director
John E. von Schlegell       44        Director

     Lawrence R. Wilson co-founded and was a general partner of Citadel Communications' predecessor, Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership, from 1984 to July 1992 and has been the Chief Executive Officer, President and Chairman of Citadel Communications since it was incorporated in 1993 and Chief Executive Officer and Chairman of the Board of Citadel Broadcasting Company, a subsidiary of Citadel Communications, since it was incorporated in 1991. Mr. Wilson also served as President of Citadel Broadcasting from 1991 to October 1998. From 1974 to 1979, Mr. Wilson was Executive Vice President and General Counsel of Combined Communications Corporation, a national media company, where he handled all acquisitions and mergers and oversaw the broadcast, newspaper and outdoor billboard divisions as a part of a five person management committee. From 1979 to 1986, he was engaged in the private practice of law.

     Donna L. Heffner joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Controller. Ms. Heffner has served as Secretary of Citadel Communications since it was incorporated in 1993 and of Citadel Broadcasting since it was incorporated in 1991. She has served as Chief Financial Officer of Citadel Communications and Citadel Broadcasting since 1993 and 1992, respectively. In January 1997, Ms. Heffner became Vice President of Citadel Communications and Citadel Broadcasting. Ms. Heffner also served as Treasurer of Citadel Communications from 1993 to 1999 and as a director of Citadel Communications for several months in 1993. She served as Treasurer of Citadel Broadcasting from 1991 to 1999 and as a director of Citadel Broadcasting from 1992 to 1993. From 1982 to 1985 and in 1987, she was employed by Price Waterhouse, and in 1986, she was employed by Lowrimore, Warwick & Company as an accountant.

     D. Robert Proffitt joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Vice
President -- General Manager of KKFM-FM in Colorado Springs. In 1991, he was appointed Vice President of Citadel Broadcasting, and in 1993, he was appointed Vice President of Citadel Communications, Mr. Proffitt took over as General Manager of Citadel Communications' Albuquerque operations in 1994. Mr. Proffitt served as President of Central Region for Citadel Broadcasting from June 1997 to October 1998, and he became President and Chief Operating Officer of Citadel Broadcasting in October 1998.

     Stuart R. Stanek joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1986 as a General Manager of KKFM-FM in Colorado Springs. In 1988, he became General Manager of KCNR-AM/KUBL-FM in Salt Lake City, in 1991, he was appointed Vice President of Citadel Broadcasting, in 1992 he was elected to the Board of Directors of Citadel Broadcasting and in 1993, he was appointed Vice President and elected to the Board of Directors of Citadel Communications. He served as a Director of Citadel Communications and Citadel Broadcasting until August 1996. Mr. Stanek became President of East Region for Citadel Broadcasting in June 1997.

     Peter J. Benedetti joined Citadel Communications in April 1995 as Sales Manager for KMGA-FM in Albuquerque and also became Sales Manager for KHFM-FM in Albuquerque upon Citadel Communications' acquisition of that station in June 1996. From January 1997 to July 1997, Mr. Benedetti was Director of Sales of Citadel Communications' Salt Lake City radio station group, and from July 1997 to October 1998, he served as Vice President and General Manager of that radio station group. In October 1998 Mr. Benedetti became Vice President of Citadel Communications and Vice President and President of the Central Region for Citadel Broadcasting. Prior to joining Citadel Communications, he served as an account executive for Jacor Communications' KBPI-FM in Denver, Colorado. Mr. Benedetti currently serves on the Board of Directors of the Utah Broadcasters Association and the Salt Lake City Radio Broadcasters Association.

     Edward T. Hardy founded and was elected President and Chief Executive Officer of Deschutes River Broadcasting, Inc. in 1994. Mr. Hardy joined Citadel Communications in January 1997 as President of Deschutes following Citadel Communications' acquisition of Deschutes. Mr. Hardy became President of West Region for Citadel Broadcasting and Vice President of Citadel Communications and Citadel Broadcasting in June 1997 when Deschutes was merged with and into Citadel Broadcasting. From 1984 to 1993, Mr. Hardy was Vice President -- General Manager of KUPL AM/FM in Portland.

     Patricia Diaz Dennis became a director of Citadel Communications and Citadel Broadcasting in November 1997. Since November 1998, Ms. Dennis serves as Senior Vice President -- Regulatory and Public Affairs of SBC Communications Inc., a company which provides telecommunications products and services, and from September 1995, she served as Senior Vice President and Assistant General Counsel for regulation and public policy of SBC Communications Inc. From March 1993 until joining SBC Communications Inc., Ms. Dennis served as special counsel for communications matters for the law firm of Sullivan & Cromwell. Ms. Dennis served as a commissioner of the FCC from June 1986 to September 1989 and as Assistant Secretary of State for Human Rights and Humanitarian Affairs in the United States Department of State from August 1992 to January 1993. Ms. Dennis also serves as director for various entities, including Massachusetts Mutual Life Insurance Company and National Public Radio.

     Scott E. Smith has served as a member of the Board of Directors of Citadel Communications since 1993 and of Citadel Broadcasting since 1992. He is an Executive Vice President of Baker, Fentress & Company. Since 1989, Mr. Smith has managed the private placement portfolio of Baker Fentress.

     Ted L. Snider, Sr. became a director of Citadel Communications and Citadel Broadcasting in November 1997 following Citadel Communications' October 1997 acquisition of Snider Corporation. Mr. Snider had been Chairman of Snider Corporation since its incorporation in 1971. Snider Corporation owned two FM and two AM radio stations, the right to construct an additional FM radio station and the Arkansas Radio Network.

     John E. von Schlegell has served as a member of the Board of Directors of Citadel Communications and Citadel Broadcasting since January 1997. He co-founded and, since 1991, has managed, Endeavour Capital Fund Limited Partnership, a firm that invests equity capital in privately held businesses throughout the northwest. Prior to 1991, Mr. von Schlegell was a general partner at Golder, Thoma & Cressey, a private equity firm based in Chicago.

BOARD COMPOSITION

     The five persons presently constituting the Board of Directors of Citadel Communications were elected under the terms of a Fourth Amended and Restated Voting Agreement dated as of October 15, 1997, by and among Citadel Communications, the voting trustee under the Amended and Restated Voting Trust Agreement dated October 15, 1997 and certain other stockholders of Citadel Communications. In connection with Citadel Communications' initial public offering, the Fourth Amended and Restated Voting Agreement and a related stockholders agreement among Citadel Communications and certain of its stockholders were terminated. The

Amended and Restated Voting Trust Agreement will continue in effect until terminated in accordance with its terms.

     Each director of Citadel Communications holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified. Officers are elected by the Board of Directors and serve at its discretion.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that Citadel Communications' directors and executive officers, and any persons who own more than ten percent of Citadel Communications' common stock, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of Citadel Communications. Such persons are required by the Securities and Exchange Commission regulations to furnish Citadel Communications with a copy of all Section 16 forms they file.

     To Citadel Communications' knowledge, based solely on a review of the copies of reports filed and written representations that no other reports were required, during or with respect to the year ended December 31, 1998, all such
Section 16(a) filing requirements were met, except each of ABRY Broadcast Partners II, L.P., ABRY Capital L.P., ABRY Holdings, Inc., Royce Yudkoff and Harlan Levy, in his capacity as voting trustee under the Amended and Restated Voting Trust Agreement, filed one late report with respect to the conversion of shares of Citadel Communications' convertible preferred stock into shares of Citadel Communications' common stock, and Stuart R. Stanek did not file one report and filed one late report with respect to the full number of shares of common stock acquired in one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation paid to Citadel Communication Corporation's Chief Executive Officer and each of the other four most highly compensated executive officers of Citadel Communications during 1998. Information with respect to 1996 compensation is not given for Mr. Proffitt as he did not begin service as an executive officer of Citadel Communications until 1997. Information with respect to 1996 and 1997 compensation is not given for Mr. Benedetti as he did not begin service as an executive officer of Citadel Communications until 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                 ANNUAL COMPENSATION            -------------------------
                                        -------------------------------------   SECURITIES
           NAME AND                                            OTHER ANNUAL     UNDERLYING    ALL OTHER
      PRINCIPAL POSITION         YEAR    SALARY     BONUS     COMPENSATION(1)    OPTIONS     COMPENSATION
      ------------------         ----   --------   --------   ---------------   ----------   ------------
Lawrence R. Wilson.............  1998   $358,319   $214,370(2)     -0-           60,000         $3,046(3)
  Chairman, Chief                1997    341,256    120,000(4)     -0-            -0-            3,278(3)
  Executive and President        1996    325,000     81,250(5)  $412,041  (6)   450,000          2,786(3)

Donna L. Heffner...............  1998   $175,000   $ 80,000(2)     -0-           12,000         $4,537(7)
  Vice President and             1997    140,535     50,000(4)     -0-            -0-            3,086(7)
  Chief Financial Officer        1996    120,000     20,000(5)     -0-           66,000          2,505(7)

D. Robert Proffitt.............  1998   $200,000   $ 40,000(2)     -0-           12,000         $3,161(8)
  Vice President                 1997    192,211     15,000(4)     -0-            -0-            2,541(8)

Stuart R. Stanek...............  1998   $210,000   $ 50,000(2)     -0-           12,000         $2,635(9)
  Vice President                 1997    190,007     30,000(4)     -0-            -0-            2,529(9)
                                 1996    165,000     35,000(5)     -0-           72,000          2,553(9)

Peter J. Benedetti.............  1998   $150,000   $ 65,000(2)     -0-           21,005         $2,093(10)
  Vice President

---------------
(1) In accordance with applicable regulations, the amounts set forth in this column do not include perquisites and other personal benefits received by the executive officers unless the aggregate value of such perquisites and other benefits exceeded the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officer.

(2) Bonuses were earned in 1998 and paid in 1998 or will be paid in 1999. Does not reflect bonuses earned in 1997 but paid in 1998.

(3) Represents Citadel Communications' contribution of $2,986, $3,200 and $2,708 in 1998, 1997 and 1996, respectively, to Citadel Communications' 401(k) Plan, which contributions vest over five years, and Citadel Communications' payment of $60 in 1998 and $78 in each of 1997 and 1996 of premiums for term life insurance.

(4) Bonuses were earned in 1997 and paid in 1997 and 1998. Does not reflect bonuses earned in 1996 but paid in 1997.

(5) Bonuses were earned in 1996, but paid in 1997. Does not reflect bonuses earned in 1995 but paid in 1996.

(6) Represents $3,404 for personal use of company-provided vehicle and for goods and services received through Citadel Communications' trade agreements, and the forgiveness of $408,637 of indebtedness in 1996.

(7) Represents Citadel Communications' contribution of $4,477, $3,008 and $2,427 in 1998, 1997 and 1996, respectively, to Citadel Communications' 401(k) Plan, which contributions vest over five years, and Citadel Communications' payment of $60 in 1998 and $78 in each of 1997 and 1996 of premiums for term life insurance.

(8) Represents Citadel Communications' contribution of $3,101 and $2,463 in 1998 and 1997, respectively, to Citadel Communications' 401(k) Plan, which contribution vests over five years, and Citadel Communications' payment of $60 in 1998 and $78 in 1997 of premiums for term life insurance.

(9) Represents Citadel Communications' contribution of $2,575, $2,451 and $2,475 in 1998, 1997 and 1996, respectively, to Citadel Communications' 401(k) Plan, which contributions vest over five years, and Citadel Communications' payment of $60 in 1998 and $78 in each of 1997 and 1996 of premiums for term life insurance.

(10) Represents Citadel Communications' contribution of $2,033 to Citadel Communications' 401(k) Plan, which contribution vests over five years, and Citadel Communications' payment of $60 of premiums for term life insurance.

     The following table summarizes individual grants of options to purchase shares of common stock of Citadel Communications to the executive officers listed in the Summary Compensation Table during the year ended December 31, 1998:

                         OPTIONS GRANTED IN FISCAL 1998

                                         PERCENT OF
                            NUMBER OF      TOTAL      EXERCISE    MARKET                   POTENTIAL REALIZABLE VALUE AT ASSUMED
                            SECURITIES    OPTIONS        OR      PRICE ON                  RATES OF STOCK PRICE APPRECIATION FOR
                            UNDERLYING   GRANTED TO     BASE      DATE OF                             OPTION TERM(2)
                             OPTIONS     EMPLOYEES     PRICE       GRANT     EXPIRATION   ---------------------------------------
           NAME              GRANTED      IN 1998      ($/SH)    ($/SH)(1)      DATE        0%($)         5%($)         10%($)
           ----             ----------   ----------   --------   ---------   ----------   ---------    -----------    -----------
Lawrence R. Wilson(3).....    60,000        29.4%      $16.00     $25.813     9/09/08     $588,780     $1,562,820     $3,057,120

Donna L. Heffner(3).......    12,000         5.9        16.00      25.813     9/09/08      117,756        312,564        611,424

D. Robert Proffitt(3).....    12,000         5.9        16.00      25.813     9/09/08      117,756        312,564        611,424

Stuart R. Stanek(3).......    12,000         5.9        16.00      25.813     9/09/08      117,756        312,564        611,424

Peter J. Benedetti(3).....    16,005         7.8        16.00      16.000     6/30/08          -0-        161,042        408,128

Peter J. Benedetti(3).....     5,000         2.5        16.00      25.813     9/09/08       49,065        130,235        254,760

---------------
(1) For options granted on September 9, 1998, the indicated market price on the date of the grant was the closing market price of the common stock. For the option granted on June 30, 1998, the indicated market price on the date of the grant was the initial public offering price in Citadel Communications' initial public offering.

(2) The potential realizable value is based on the term of the option at the time of grant, which is ten years for each of the options set forth in the table. An assumed stock price appreciation of 0%, 5% and 10% is used pursuant to rules promulgated by the Securities and Exchange Commission. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term at this appreciated stock price. The potential realizable value is not intended to forecast the future appreciation of the common stock.

(3) Options vest 20% on each of the first through fifth anniversaries of the date of grant. Vesting accelerates in the event of a change in control of Citadel Communications, as provided for in the relevant option agreements.

     The following table shows the number and value of unexercised stock options to purchase shares of common stock of Citadel Communications (rounded to the nearest whole share) held by the executive officers listed in the Summary Compensation Table as of December 31, 1998. No options were exercised by these executive officers in 1998:

                         FISCAL YEAR END OPTION VALUES

                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                        OPTIONS                    OPTIONS(1)
                                               EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                                               -------------------------    -------------------------
Lawrence R. Wilson(2)........................       479,636/322,312          $10,982,914/$5,878,524
Donna L. Heffner.............................        139,243/79,811             3,283,559/1,604,401
D. Robert Proffitt...........................        106,420/77,606             2,469,932/1,532,262
Stuart R. Stanek.............................        140,827/83,207             3,315,737/1,678,070
Peter J. Benedetti...........................          1,800/28,205                  28,575/321,724

---------------
(1) These values have been calculated on the basis of the December 31, 1998 closing price per share of $25.875, less the applicable exercise price.

(2) Includes options held by Rio Bravo Enterprise Associates, L.P. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

EMPLOYMENT AGREEMENT

     In June 1996, Citadel Communications entered into an employment agreement with Lawrence R. Wilson which has an initial term ending in June 2001. Mr. Wilson's current annual base salary under the agreement is $376,234 which is to be increased by 5% in January of each year during the term of the agreement. The agreement also provides for an annual bonus calculated as a percentage of Mr. Wilson's base salary in effect at the end of the year and based on annual performance criteria of Citadel Communications.

     Mr. Wilson's employment with Citadel Communications will terminate upon Mr. Wilson's becoming permanently disabled or upon (1) a liquidation or dissolution of Citadel Communications, (2) a sale, transfer or other disposition of all of the assets of Citadel Communications on a consolidated basis or (3) any transaction or series of transactions whereby any person or entity other than ABRY Broadcast Partners II, L.P. or its affiliates or affiliates of Citadel Communications, becomes the direct or indirect beneficial owner of securities of Citadel Communications or Citadel Broadcasting representing 50% or more of the combined voting power of Citadel Communications' or Citadel Broadcasting's then outstanding securities. In such event, Mr. Wilson or his beneficiary will be entitled to receive Mr. Wilson's then base salary through the end of the month in which the termination occurs. In addition, upon the affirmative vote or written consent of not less than 66 2/3% of the members of the Citadel Communications Board of Directors, Mr. Wilson's employment may be terminated with or without cause. If any such termination is without cause, Mr. Wilson will be entitled to receive his then current base salary through the end of the then current term of the employment agreement.

1996 EQUITY INCENTIVE PLAN

     Citadel Communications has adopted the 1996 Equity Incentive Plan under which all employees of Citadel Communications are eligible to receive awards in the form of non-qualified options and incentive options to purchase common stock of Citadel Communications, stock appreciation rights, restricted securities and other stock-based awards as determined by the Board of Directors. The Equity Incentive Plan is administered by the Board of Directors of Citadel Communications, which determines the price and type of awards granted and the key managerial employees eligible to receive awards and the terms thereof, including vesting, all in a manner consistent with the plan. The Citadel Communications Board may delegate responsibility for administration of the plan to a committee of the Citadel Communications Board. At December 31, 1998, not including shares subject to then outstanding grants, the total number of shares of common stock of Citadel Communications that remained reserved and available for issuance under the Equity Incentive Plan (or which may be used to provide a basis of measurement for an award) was 222,569 shares. Shares subject to any option which terminates or expires unexercised will be available for subsequent grants. The exercise price of incentive stock options granted under the plan is to be at least 100% of the fair market value of the common stock on the date of grant (110% of the fair market value of the common stock in the case of an incentive stock option to an individual who at the time of the grant owns more than 10% of the combined voting power of Citadel Communications' capital stock). The Citadel Communications Board may provide that an optionee may pay for shares upon exercise of an option in cash or by check or by such other medium or by any combination of media as authorized by the Citadel Communications Board. The grant of an option may be accompanied by a reload option, which gives an optionee who pays the exercise price of an option with shares of common stock an additional option to acquire the same number of shares that was used to pay for the original option at an exercise price of not less than the fair market value of common stock as of the reload option grant date. An unexercised option may expire upon termination of employment, or the Citadel Communications Board may permit the holder of the option to exercise it during the 90 days following termination. Under certain circumstances, including termination of employment upon retirement, disability or death, the option may be exercised during an extended period. In the event of termination of employment under certain circumstances following certain change in control events, an option generally may be exercised in full during the 90 days following termination. The Equity Incentive Plan also provides for the grant of performance units and shares of restricted stock, none of which have been granted.

401(k) PLAN

     Effective in 1993, Citadel Communications adopted a 401(k) Savings Plan for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of Citadel Communications and its subsidiaries who have been employed for a period of one year or longer. Contributions to the 401(k) plan are made by the employee and, on a voluntary basis, by Citadel Communications. Citadel Communications currently matches 100% of that part of the employee's deferred compensation which does not exceed 2% of such employee's salary.

     A contribution to the 401(k) plan of $0.4 million was made by Citadel Communications during the year ended December 31, 1998.

DIRECTOR COMPENSATION

     Ms. Dennis receives an annual fee of $20,000 for her services as a director of Citadel Communications and Citadel Broadcasting and the other non-employee directors of Citadel Communications and Citadel Broadcasting receive an annual fee of $12,000 for their services as directors of Citadel Communications and Citadel Broadcasting. Directors who are also employees of Citadel Communications will not receive additional consideration for serving as directors, except that all directors will be reimbursed for travel and out-of-pocket expenses in connection with their attendance at Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998, Scott E. Smith, John E. von Schlegell and Patricia Diaz Dennis were members of the Compensation Committee of the Citadel Communications Board of Directors, which determines compensation matters for Citadel Communications.

     Registration Rights Agreement. Citadel Communications is a party to a Registration Rights Agreement, dated June 28, 1996, as amended, with Lawrence R. Wilson, Rio Bravo Enterprise Associates, L.P., ABRY Broadcast Partners II, L.P., ABRY Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc. (now CIBC Oppenheimer Corp.), Edward T. Hardy, Endeavour Capital Fund Limited Partnership, Ted L. Snider, Sr. and others, which requires Citadel Communications to register their shares of its common stock under the Securities Act of 1933, as amended, for offer and sale to the public (including by way of an underwritten public offering), upon a demand by such stockholders, and which entitles such parties to join in any registration of equity securities of Citadel Communications. Royce Yudkoff, a former director of Citadel Communications and Citadel Broadcasting, is President of ABRY Holdings, Inc., the general partner of ABRY

Capital, L.P., the general partner of ABRY Broadcast Partners II, L.P., a significant stockholder of Citadel Communications, and ABRY Citadel Investment Partners, L.P., formerly a significant stockholder of Citadel Communications. See Item 12, Security Ownership of Certain Beneficial Owners and Management. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

     Deschutes Transactions. In connection with the acquisition of Deschutes River Broadcasting, Inc., Citadel Communications entered into an Agreement Not to Compete with DVS Management, Inc., the general partner of Endeavour Capital Fund, a shareholder of Deschutes prior to its acquisition by Citadel Communications, pursuant to which DVS agreed not to compete in radio broadcasting in any geographic area or market served or competed in by one or more of Citadel Communications' stations. In consideration for such agreement not to compete with Citadel Communications' stations, Citadel Communications paid DVS $100,000 in each of 1997 and 1998. John E. von Schlegell, a director of Citadel Communications, is President and a shareholder of DVS. This agreement has now expired.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The only outstanding capital stock of Citadel Communications is its common stock. The following table sets forth information with respect to the beneficial ownership of Citadel Communications' common stock as of March 16, 1999 by (1) each person, entity or group known to Citadel Communications to beneficially own more than five percent of the common stock, (2) each director of Citadel Communications, (3) each executive officer listed in the Summary Compensation Table in Item 11 and (4) all directors and executive officers of Citadel Communications as a group.

     Except as indicated below, the persons named have sole voting and investment power with respect to the shares shown as beneficially owned by them. The percentages are rounded to the nearest tenth of a percent. Holders of the common stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally.

     The number of shares and percentages are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, on a stockholder by stockholder basis, assuming that each stockholder converted all securities owned by such stockholder that are convertible into common stock at the option of the holder within 60 days of March 16, 1999, and that no other stockholder so converts. The numbers and percentages of shares owned assume that outstanding options have been exercised by such respective stockholders as follows: Lawrence
R. Wilson -- 479,636 shares (including options held by Rio Bravo Enterprise Associates, L.P.); D. Robert Proffitt -- 115,300 shares; Donna L.
Heffner -- 149,527 shares; Stuart R. Stanek -- 152,107 shares; Peter J. Benedetti -- 1,800 shares; Patricia Diaz Dennis -- 7,500 shares; Rio Bravo Enterprise Associates, L.P. -- 441,194 shares; and all directors and executive officers as a group -- 1,043,159 shares.

                                                                   BENEFICIAL
                                                                  OWNERSHIP OF
                                                                  COMMON STOCK
                                                              --------------------
NAME OF BENEFICIAL OWNER                                       NUMBER      PERCENT
------------------------                                      ---------    -------
Lawrence R. Wilson(1).......................................  2,748,311     10.5%
  City Center West
  Suite 400
  7201 West Lake Mead Boulevard
  Las Vegas, NV 89128
Donna L. Heffner(2).........................................    187,686        *
D. Robert Proffitt(3).......................................    187,229        *
Stuart R. Stanek(4).........................................    219,342        *
Peter J. Benedetti(5).......................................      7,427        *
Patricia Diaz Dennis........................................      7,500        *
Scott E. Smith(6)...........................................  1,907,011      7.4
John E. von Schlegell(7)....................................  1,095,836      4.2
Ted L. Snider, Sr.(8).......................................    342,504      1.3
Rio Bravo Enterprise Associates, L.P.(1)....................  2,709,869     10.3
  City Center West
  Suite 400
  7201 West Lake Mead Boulevard
  Las Vegas, NV 89128
Baker, Fentress & Company...................................  1,907,011      7.4
  200 West Madison
  Suite 3510
  Chicago, IL 60602
ABRY Broadcast Partners II, L.P.(9).........................  8,460,839     32.8
  18 Newbury Street
  Boston, MA 02116
Harlan A. Levy(10)..........................................  8,460,839     32.8
  1585 Broadway
  19th Floor
  New York, NY 10036
ABRY Capital, L.P.(11)......................................  8,468,436     32.8
  18 Newbury Street
  Boston, MA 02116
Putnam Investments, Inc.(12)................................  2,079,763      8.1
  One Post Office Square
  Boston, MA 02109
All directors and executive officers as a group (10           6,877,313     25.6
  persons)(13)..............................................

---------------
* Less than 1%

(1) Includes 2,268,675 shares of outstanding common stock and 441,194 shares of common stock which may be acquired upon exercise of options that are currently exercisable or that are exercisable within 60 days of March 16, 1999, which shares and options are owned by Rio Bravo Enterprise Associates, L.P. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

(2)  Ms. Heffner's shares are jointly owned by Ms. Heffner and her spouse.

(3)  Mr. Proffitt's shares are jointly owned by Mr. Proffitt and his spouse.

(4)  Mr. Stanek's shares are jointly owned by Mr. Stanek and his spouse.

(5)  Mr. Benedetti's shares are jointly owned by Mr. Benedetti and his spouse.

(6) Represents shares held by Baker, Fentress & Company, as described in the table. Mr. Smith is an Executive Vice President of Baker Fentress and, since 1989, has managed its private placement portfolio.

(7) Represents shares held by Endeavour Capital Fund Limited Partnership, as described in the table. Mr. von Schlegell, a director of Citadel Communications, is the Managing Partner of Endeavour Capital Fund and the President and a shareholder of the General Partner of Endeavour Capital Fund.

(8)  Does not include 121,713 shares owned by Mr. Snider's spouse.

(9) These shares are held under an Amended and Restated Voting Trust Agreement dated October 15, 1997. By its terms, the Amended and Restated Voting Trust Agreement shall continue in effect until terminated upon the written agreement of Citadel Communications and the holders of voting trust certificates which represent a majority of the shares held in the voting trust as determined in accordance with the Amended and Restated Voting Trust Agreement. The voting trust also terminates with respect to any shares upon transfer of such shares to a person who is not an affiliate of ABRY Broadcast Partners II, L.P. or ABRY Citadel Investment Partners, L.P. or upon a distribution of shares by ABRY Broadcast Partners II, L.P. or ABRY Citadel Investment Partners, L.P. to its partners. ABRY Citadel Investment Partners, L.P. has sold or has distributed all of its shares to its partners. During the term of the Amended and Restated Voting Trust Agreement, the voting trustee has the right to vote the shares of stock subject to that agreement and to take part in any shareholders' meetings, including the right to vote the shares for the election of directors of Citadel Communications. The voting trustee may assign his rights and delegate his obligations to a successor voting trustee, who shall be a back-up trustee or other person appointed in the manner provided under the terms of the Amended and Restated Voting Trust Agreement. Dispositive power with respect to these shares is held by Royce Yudkoff, the President of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., the general partner of ABRY Broadcast Partners II, L.P.

(10) Represents shares held by Mr. Levy as voting trustee under the Amended and Restated Voting Trust Agreement. See footnote (9).

(11) Includes 8,460,839 shares beneficially owned by ABRY Broadcast Partners II, L.P. and held by Harlan A. Levy as voting trustee under the Amended and Restated Voting Trust Agreement. See footnotes (9) and (10).

(12) As reported on Schedule 13G filed with the Securities and Exchange Commission on February 4, 1999 (dated January 26, 1999) by Putnam Investments, Inc. on behalf of itself and Marsh & McLennan Companies, Inc., Putnam Investment Management, Inc. and Putnam Advisory Company, Inc., the shares indicated are under shared voting and dispositive power among Putnam Investments, Inc., Putnam Investment Management, Inc. and Putnam Advisory Company, Inc. Putnam Investment Management, Inc. and Putnam Advisory Company, Inc. are subsidiaries of Putnam Investments, Inc., and Putnam Investments, Inc. is a subsidiary of Marsh & McLennan Companies, Inc. The number of shares shown assume that there has been no change in the number of shares beneficially owned since the filing of the Schedule 13G. Pursuant to Rule 13d-4 under the Securities Exchange Act, Marsh & McLennan Companies, Inc. and Putnam Investments, Inc. declared that their filing of the Schedule 13G shall not be deemed to be an admission of beneficial ownership of the shares reported.

(13) Includes shares discussed in footnotes (1), (6) and (7).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SALE AND LEASEBACK OF AIRPLANE

     In December 1995, Citadel Broadcasting Company, a subsidiary of Citadel Communications Corporation, sold to Wilson Aviation, L.L.C., a company then owned by Mr. Wilson and his spouse and currently owned by Rio Bravo Enterprise Associates, L.P., an airplane formerly owned by Citadel Broadcasting, for a cash purchase price of approximately $1.3 million. Contemporaneously with the sale of the airplane, Citadel Broadcasting entered into an agreement to lease the airplane from Wilson Aviation, L.L.C. from December 29, 1995 to December 31, 2001. The parties subsequently amended the lease to extend through December 31, 2003. Under the terms of the lease, as amended, Citadel Broadcasting paid monthly rent in the amount of $17,250 through December 31, 1998 and is required to pay monthly rent in the amount of $21,000 thereafter. In addition, Citadel Broadcasting bears all of the costs of the maintenance, repair and operation of the airplane during the term of the lease. The sale and leaseback were not independently established in an arm's length transaction; however, the original transaction was reviewed and approved by Citadel Broadcasting's senior lender and Citadel Communications believes, based upon such review, that the terms of the transaction are reasonable and at least as favorable to Citadel Communications as could be obtained generally from unaffiliated parties. Citadel Broadcasting's Board of Directors approved the amendment to this lease. Mr. Wilson is a director and an executive officer of each of Citadel Communications and Citadel Broadcasting. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

CORPORATE EVENT COSTS

     During 1998, Citadel Broadcasting paid an aggregate of $75,964 in respect of accommodation and activity costs in connection with three corporate events held at a facility owned indirectly by Rio Bravo Enterprise Associates, L.P. Citadel Broadcasting's Board of Directors approved the charges. Citadel Communications believes that these charges are reasonable and reflect terms at least as favorable to it as could be obtained generally from unaffiliated providers of similar services.

     See also Item 11 under the caption "Compensation Committee Interlocks and Insider Participation" for a description of various other transactions involving the directors, executive officers and significant stockholders of Citadel Communications.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements -- The following Consolidated Financial Statements of Citadel Communications Corporation and subsidiary are filed as part of Item 8 of this report and are included after the signature page:

                                                                PAGE
                                                                ----
Independent Auditors' Report                                    F-2
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
  1998                                                          F-3
  Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998                              F-4
  Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1997 and 1998                  F-6
  Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998                              F-8
  Notes to Consolidated Financial Statements                    F-9

     (a)(2) Financial Statement Schedules--

           Schedule II: Valuation and Qualifying Accounts. Information required by Schedule II is included in the Notes to Citadel Communication's Consolidated Financial Statements as Note 13.

     (a)(3) Exhibits -- The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b) Reports on Form 8-K -- During the quarter ended December 31, 1998, Citadel Communications Corporation filed the following reports on Form 8-K:

           Form 8-K dated November 19, 1998 (filed November 30, 1998) and Form 8-K/A dated November 19, 1998 (filed December 16, 1998) reporting under Item 5 Citadel Broadcasting's private placement of $115.0 million aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2008 and Citadel Communications' agreement with Wicks Broadcast Group Limited Partnership and certain related entities (collectively, "Wicks") to acquire certain radio stations in South Carolina, New York and Indiana. The following financial information of Wicks was filed with the report on Form 8-K/A:

           Independent Auditors' Report

           Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited)

           Statements of Operations and Changes in Division Equity for the year ended December 31, 1997 and the nine months ended September 30, 1998 (unaudited)

           Statements of Cash Flows for the year ended December 31, 1997 and for the nine months ended September 30, 1998 (unaudited)

           Notes to Financial Statements

     The following pro forma financial information of Citadel Communications and Subsidiary was filed with the report on Form 8-K/A:

     Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998

     Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997

     Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997

     Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 1998

     Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citadel Communications Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITADEL BROADCASTING COMPANY

Date: March 30, 1999                      By: /s/ LAWRENCE R. WILSON

                                            ------------------------------------
                                            Lawrence R. Wilson
                                            Chairman of the Board, Chief
                                              Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Citadel Broadcasting Company and in the capacities and on the dates indicated.

               SIGNATURE                                     TITLE                         DATE
               ---------                                     -----                         ----

        /s/ LAWERENCE R. WILSON            Chairman of the Board, Chief Executive     March 30, 1999
---------------------------------------      Officer and President
          Lawerence R. Wilson                (Principal Executive Officer)

         /s/ DONNA L. HEFFNER              Vice President and Chief Financial         March 30, 1999
---------------------------------------      Officer (Principal Financial and
           Donna L. Heffner                  Accounting Officer)

       /s/ PATRICIA DIAZ DENNIS            Director                                   March 30, 1999
---------------------------------------
         Patricia Diaz Dennis

          /s/ SCOTT E. SMITH               Director                                   March 30, 1999
---------------------------------------
            Scott E. Smith

       /s/ JOHN E. VON SCHLEGELL           Director                                   March 30, 1999
---------------------------------------
         John E. von Schlegell

        /s/ TED L. SNIDER, SR.             Director                                   March 30, 1999
---------------------------------------
          Ted L. Snider, Sr.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1997 and 1998..............   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................   F-7
Notes to Consolidated Financial Statements..................   F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Citadel Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Citadel Communications Corporation and subsidiary as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Communications Corporation and subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Phoenix, Arizona
March 5, 1999, except as to the last two paragraphs of
Note 17, which are as of March 17, 1999

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1997 and 1998

                                                                  1997            1998
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,684,991    $102,841,800
  Cash held in escrow.......................................       718,561              --
  Accounts receivable, less allowance for doubtful accounts
     of $808,942 in 1997, and $1,186,546 in 1998............    25,744,137      34,196,857
  Notes receivable from related parties.....................       246,455         214,726
  Prepaid expenses..........................................     1,532,227       1,956,290
  Assets held for sale......................................            --      25,938,227
                                                              ------------    ------------
          Total current assets..............................    35,926,371     165,147,900
Property and equipment, net.................................    35,242,284      34,084,790
Intangible assets, net......................................   268,689,516     268,790,120
Deposits for pending acquisitions...........................       650,000              --
Other assets................................................     3,664,123       4,238,119
                                                              ------------    ------------
                                                              $344,172,294    $472,260,929
                                                              ============    ============

            LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,001,194    $  4,359,667
  Accrued liabilities.......................................     9,060,129      10,900,197
  Current maturities of other long-term obligations.........       271,352         287,414
                                                              ------------    ------------
          Total current liabilities.........................    13,332,675      15,547,278
Note payable................................................    90,084,059              --
Senior subordinated notes payable, net of unamortized
  discount..................................................    98,331,117     210,091,437
Other long-term obligations, less current maturities........     1,012,649       1,040,436
Deferred tax liability......................................    23,270,338      24,843,549
                                                              ------------    ------------
          Total liabilities.................................   226,030,838     251,522,700
                                                              ------------    ------------
Exchangeable preferred stock................................   102,009,531     116,775,393
                                                              ------------    ------------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Common stock, $.001 par value; authorized 200,000,000
     shares, issued and outstanding 25,728,771 shares.......            --          25,729
  Class A common stock, $.001 par value; issued and
     outstanding 2,931,383 in 1997..........................         2,931              --
  Class B common stock, $.001 par value; issued and
     outstanding 56,493 in 1997.............................            56              --
  Class C common stock, $.001 par value; issued and
     outstanding 223,464 in 1997............................           223              --
  Convertible preferred stock...............................        14,788              --
  Additional paid-in capital................................    44,865,129     137,899,282
  Deferred compensation.....................................            --      (1,044,103)
  Accumulated deficit.......................................   (28,751,202)    (32,682,238)
  Accumulated other comprehensive loss......................            --        (235,834)
                                                              ------------    ------------
     Total shareholders' equity.............................    16,131,925     103,962,836
                                                              ------------    ------------
                                                              $344,172,294    $472,260,929
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1997 and 1998

                                                       1996            1997            1998
                                                    -----------    ------------    ------------
Gross broadcasting revenue........................  $50,824,384    $ 99,469,550    $149,305,406
  Less agency commissions.........................    5,411,578       9,666,280      13,879,145
                                                    -----------    ------------    ------------
     Net broadcasting revenue.....................   45,412,806      89,803,270     135,426,261
                                                    -----------    ------------    ------------
Operating expenses:
  Station operating expenses......................   33,232,485      65,245,095      93,484,646
  Depreciation and amortization...................    5,188,419      14,661,092      26,414,242
  Corporate general and administrative............    3,247,579       3,530,067       4,369,376
                                                    -----------    ------------    ------------
     Operating expenses...........................   41,668,483      83,436,254     124,268,264
                                                    -----------    ------------    ------------
     Operating income.............................    3,744,323       6,367,016      11,157,997
                                                    -----------    ------------    ------------
Nonoperating expenses (income):
  Interest expense................................    6,155,472      12,872,515      18,126,262
  Interest income.................................     (407,581)       (439,229)       (821,777)
  Loss (gain) on sale of assets...................        1,749              --      (1,044,880)
  Other, net......................................       (8,123)        (11,944)        215,647
                                                    -----------    ------------    ------------
     Nonoperating expenses, net...................    5,741,517      12,421,342      16,475,252
                                                    -----------    ------------    ------------
     Loss before income taxes and extraordinary
       item.......................................   (1,997,194)     (6,054,326)     (5,317,255)
Income tax (benefit)..............................           --        (769,573)     (1,386,219)
                                                    -----------    ------------    ------------
     Loss before extraordinary item...............   (1,997,194)     (5,284,753)     (3,931,036)
Extraordinary loss on extinguishment of debt......   (1,769,000)             --              --
                                                    -----------    ------------    ------------
     Net loss.....................................   (3,766,194)     (5,284,753)     (3,931,036)
Dividend requirement for exchangeable preferred
  stock...........................................           --       6,632,939      14,585,842
                                                    -----------    ------------    ------------
     Net loss applicable to common shares.........  $(3,766,194)   $(11,917,692)   $(18,516,878)
                                                    ===========    ============    ============
Basic and diluted net loss per common share.......  $     (1.18)   $      (3.72)   $      (1.51)
                                                    ===========    ============    ============
Weighted average common shares outstanding........    3,196,551       3,199,467      12,297,588
                                                    ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                      (This page intentionally left blank)

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

                Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1996, 1997 and 1998

                                                               CONVERTIBLE PREFERRED STOCK                           CLASS A
                                        --------------------------------------------------------------------------   COMMON
                                        SERIES A   SERIES B   SERIES C   SERIES D   SERIES E   SERIES F   SERIES G    STOCK
                                        --------   --------   --------   --------   --------   --------   --------   -------
Balances at December 31, 1995.........  $ 2,916      $ 42     $   828    $ 2,064    $    --     $  --     $    --    $2,880
Net loss..............................       --        --          --         --         --        --          --        --
Series B and D preferred stock
  dividend............................       --        --          --         --         --        --          --        --
Forgiveness of receivable from
  shareholder.........................       --        --          --         --         --        --          --        --
Issuance of Series C preferred stock,
  4,968,057 shares....................       --        --       4,968         --         --        --          --        --
Preferred stock redemption............   (1,308)       --        (828)    (2,064)        --        --          --        --
Class C common stock redemption.......       --        --          --         --         --        --          --        --
Issuance of Series D preferred stock,
  4,538,502 shares net of $520,649
  issuance costs......................       --        --          --      4,539         --        --          --        --
Conversion of Class B common stock and
  reclassification....................      631        10          --         --         --        --          --        --
Redemption of warrants................       --        --          --         --         --        --          --        --
                                        -------      ----     -------    -------    -------     -----     -------    -------
Balances at December 31, 1996.........    2,239        52       4,968      4,539         --        --          --     2,880
Net loss..............................       --        --          --         --         --        --          --        --
Issuance of Series E preferred stock,
  1,448,187 shares....................       --        --          --         --      1,448        --          --        --
Issuance of Series F preferred stock,
  459,793 shares......................       --        --          --         --         --       460          --        --
Issuance of Series G preferred stock,
  1,081,908 shares....................       --        --          --         --         --        --       1,082        --
Issuance of Class A common stock,
  33,624 shares.......................       --        --          --         --         --        --          --        33
Conversion of Series D preferred
  stock, 1,423,702 shares.............       --        --       1,424     (1,424)        --        --          --        --
Exercise of stock options.............       --        --          --         --         --        --          --        18
Exchangeable preferred stock dividend
  requirement.........................       --        --          --         --         --        --          --        --
                                        -------      ----     -------    -------    -------     -----     -------    -------
Balances at December 31, 1997.........    2,239        52       6,392      3,115      1,448       460       1,082     2,931
Comprehensive loss:
  Net loss............................                 --          --         --         --        --          --        --
  Unrealized loss on hedging contract,
    net of tax........................       --        --          --         --         --        --          --        --
  Total comprehensive loss............       --        --          --         --         --        --          --        --
Proceeds of initial public offering...       --        --          --         --         --        --          --        --
Initial public offering conversion and
  split of common stock and preferred
  stock...............................   (2,239)      (52)         --         --     (1,448)     (460)     (1,082)   (2,956)
Initial public offering conversion and
  split of Series C and Series D
  preferred stock.....................       --        --      (6,392)    (3,115)        --        --          --        --
Conversion of preferred stock to
  common stock........................       --        --          --         --         --        --          --        --
Cash payments of initial public
  offering costs......................       --        --          --         --         --        --          --        --
Exercise of options...................       --        --          --         --         --        --          --        25
Exercise of warrants..................       --        --          --         --         --        --          --        --
Deferred compensation.................       --        --          --         --         --        --          --        --
Accretion of exchangeable preferred
  stock costs.........................       --        --          --         --         --        --          --        --
Exchangeable preferred stock dividend
  requirement.........................       --        --          --         --         --        --          --        --
                                        -------      ----     -------    -------    -------     -----     -------    -------
Balances at December 31, 1998.........  $    --      $ --     $    --    $    --    $    --     $  --     $    --    $   --
                                        =======      ====     =======    =======    =======     =====     =======    =======

                                        CLASS B   CLASS C
                                        COMMON    COMMON
                                         STOCK     STOCK
                                        -------   -------
Balances at December 31, 1995.........   $ 222     $ 132
Net loss..............................      --        --
Series B and D preferred stock
  dividend............................      --        --
Forgiveness of receivable from
  shareholder.........................      --        --
Issuance of Series C preferred stock,
  4,968,057 shares....................      --        --
Preferred stock redemption............      --        --
Class C common stock redemption.......      --       (75)
Issuance of Series D preferred stock,
  4,538,502 shares net of $520,649
  issuance costs......................      --        --
Conversion of Class B common stock and
  reclassification....................    (166)      166
Redemption of warrants................      --
                                         -----     -----
Balances at December 31, 1996.........      56       223
Net loss..............................      --        --
Issuance of Series E preferred stock,
  1,448,187 shares....................      --        --
Issuance of Series F preferred stock,
  459,793 shares......................      --        --
Issuance of Series G preferred stock,
  1,081,908 shares....................      --        --
Issuance of Class A common stock,
  33,624 shares.......................      --        --
Conversion of Series D preferred
  stock, 1,423,702 shares.............      --        --
Exercise of stock options.............      --        --
Exchangeable preferred stock dividend
  requirement.........................      --        --
                                         -----     -----
Balances at December 31, 1997.........      56       223
Comprehensive loss:
  Net loss............................      --        --
  Unrealized loss on hedging contract,
    net of tax........................      --        --
  Total comprehensive loss............      --        --
Proceeds of initial public offering...      --        --
Initial public offering conversion and
  split of common stock and preferred
  stock...............................     (56)     (223)
Initial public offering conversion and
  split of Series C and Series D
  preferred stock.....................      --        --
Conversion of preferred stock to
  common stock........................      --        --
Cash payments of initial public
  offering costs......................      --        --
Exercise of options...................      --        --
Exercise of warrants..................      --        --
Deferred compensation.................      --        --
Accretion of exchangeable preferred
  stock costs.........................      --        --
Exchangeable preferred stock dividend
  requirement.........................      --        --
                                         -----     -----
Balances at December 31, 1998.........   $  --     $  --
                                         =====     =====

          See accompanying notes to consolidated financial statements.

                                                                                       ACCUMULATED
        COMMON STOCK       CONVERTIBLE    ADDITIONAL                                      OTHER           TOTAL
    --------------------    PREFERRED      PAID-IN        DEFERRED     ACCUMULATED    COMPENSATION    SHAREHOLDERS'
      SHARES     AMOUNT       STOCK        CAPITAL      COMPENSATION     DEFICIT          LOSS           EQUITY
    ----------   -------   -----------   ------------   ------------   ------------   -------------   -------------
            --   $    --     $      --   $ 10,457,053   $        --    $(19,643,591)    $      --     $ (9,177,454)
            --        --            --             --            --      (3,766,194)           --       (3,766,194)
            --        --            --             --            --         (56,664)           --          (56,664)
            --        --            --       (408,637)           --              --            --         (408,637)
            --        --            --     25,838,606            --              --            --       25,843,574
            --        --            --    (26,197,776)           --              --            --      (26,201,976)
            --        --            --       (390,714)           --              --            --         (390,789)
            --        --            --     23,086,725            --              --            --       23,091,264
            --        --            --           (641)           --              --            --               --
            --        --            --     (2,862,735)           --              --            --       (2,862,735)
    ----------   -------     ---------   ------------   -----------    ------------     ---------     ------------
            --        --            --     29,521,881            --     (23,466,449)           --        6,070,389
            --        --            --             --            --      (5,284,753)           --       (5,284,753)
            --        --            --      7,532,852            --              --            --        7,534,300
            --        --            --      4,249,540            --              --            --        4,250,000
            --        --            --      9,998,918            --              --            --       10,000,000
            --        --            --        174,887            --              --            --          174,920
            --        --            --             --            --              --            --               --
            --        --            --         19,990            --              --            --           20,008
            --        --            --     (6,632,939)           --              --            --       (6,632,939)
    ----------   -------     ---------   ------------   -----------    ------------     ---------     ------------
            --        --            --     44,865,129            --     (28,751,202)           --       16,131,925
            --        --            --             --            --      (3,931,036)           --       (3,931,036)
            --        --            --             --            --              --      (235,834)        (235,834)
                                                                                                      ------------
            --        --            --             --            --              --            --       (4,166,870)
                                                                                                      ------------
     7,282,119     7,282            --    116,506,622            --              --            --      116,513,904
     8,516,357     8,516            --             --            --              --            --               --
            --        --         9,507             --            --              --            --               --
     9,506,561     9,507        (9,507)            --            --              --            --               --
            --        --            --     (9,876,726)           --              --            --       (9,876,726)
         9,431        10            --         51,506            --              --            --           51,541
       414,303       414            --            (69)           --              --            --              345
            --        --            --      1,118,682    (1,044,103)             --            --           74,579
            --        --            --       (180,020)           --              --            --         (180,020)
            --        --            --    (14,585,842)           --              --            --      (14,585,842)
    ----------   -------     ---------   ------------   -----------    ------------     ---------     ------------
    25,728,771   $25,729     $      --   $137,899,282   $(1,044,103)   $(32,682,238)    $(235,834)    $103,962,836
    ==========   =======     =========   ============   ===========    ============     =========     ============

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1997 and 1998

                                                                1996           1997            1998
                                                            ------------   -------------   -------------
Cash flows from operating activities:
  Net loss................................................  $ (3,766,194)  $  (5,284,753)  $  (3,931,036)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Extraordinary loss.................................     1,769,000              --              --
       Depreciation and amortization......................     5,188,419      14,661,092      26,414,242
       Deferred income tax benefit........................            --        (769,573)     (1,806,234)
       Deferred compensation expense......................            --              --          74,579
       Amortization of debt issuance costs and debt
         discounts........................................       370,652         441,334         716,897
       Bad debt expense...................................       421,378       1,016,375       1,201,341
       Loss/(gain) on sale of assets......................         1,749              --      (1,044,880)
       Changes in assets and liabilities, net of
         acquisitions:
         Increase in accounts receivable and notes
           receivable from related parties................    (5,257,849)    (10,214,907)     (9,585,988)
         Increase in prepaid expenses.....................      (175,058)       (230,070)       (424,063)
         Increase in accounts payable.....................        94,017         707,945         358,473
         Increase in accrued liabilities..................       272,615       5,323,678       1,565,129
                                                            ------------   -------------   -------------
         Net cash provided by (used in) operating
           activities.....................................    (1,081,271)      5,651,121      13,538,460
                                                            ------------   -------------   -------------
Cash flows from investing activities:
  Capital expenditures....................................    (2,040,946)     (2,070,223)     (4,511,507)
  Capitalized acquisition costs...........................    (1,144,699)     (2,928,956)     (1,242,238)
  Cash paid to acquire stations...........................   (57,056,438)   (205,973,171)    (42,108,647)
  Other assets, net.......................................        47,410        (630,765)       (389,766)
  Deposits for pending acquisitions.......................      (930,000)       (650,000)             --
  Proceeds from sales of assets...........................         1,115              --       2,440,345
                                                            ------------   -------------   -------------
         Net cash used in investing activities............   (61,123,558)   (212,253,115)    (45,811,813)
                                                            ------------   -------------   -------------
Cash flows from financing activities:
  Principal payments on notes payable.....................   (50,970,385)    (51,817,000)   (125,084,059)
  Proceeds from notes payable.............................    98,061,059      52,499,999      35,000,000
  Proceeds from senior subordinated notes payable.........            --      97,250,000     111,550,000
  Proceeds from issuance of exchangeable preferred
    stock.................................................            --      95,376,592              --
  Proceeds from initial public offering...................            --              --     116,513,904
  Cash payments of initial public offering costs..........            --              --      (9,876,726)
  Payment of debt issuance costs..........................    (2,283,124)     (1,855,123)       (689,054)
  Principal payments on other long-term obligations.......      (776,107)       (735,077)       (442,390)
  Proceeds from other obligations.........................            --              --         406,601
  Proceeds from issuance of common stock..................    49,455,487      21,959,220              --
  Payment of dividends....................................      (302,861)             --              --
  Prepayment premium......................................      (420,000)             --              --
  Exercise of stock options...............................            --          20,008          51,886
  Cost of equity issuance.................................      (520,649)             --              --
  Redemption of warrants..................................    (2,862,735)             --              --
  Redemption of stock.....................................   (26,592,765)             --              --
                                                            ------------   -------------   -------------
         Net cash provided by financing activities........    62,787,920     212,698,619     127,430,162
                                                            ------------   -------------   -------------
         Net increase in cash and cash equivalents........       583,091       6,096,625      95,156,809
Cash and cash equivalents, beginning of year..............     1,005,275       1,588,366       7,684,991
                                                            ------------   -------------   -------------
Cash and cash equivalents, end of year....................  $  1,588,366   $   7,684,991   $ 102,841,800
                                                            ============   =============   =============

          See accompanying notes to consolidated financial statements.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Citadel Communications Corporation was formed March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. is a wholly-owned subsidiary of Citadel Broadcasting Company. Citadel Broadcasting Company and Citadel License, Inc. own and operate radio stations and hold Federal Communications Commission ("FCC") licenses in Arkansas, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Pennsylvania, Rhode Island, Utah and Washington. In addition, Citadel Broadcasting Company owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

Principles of Consolidation and Presentation

     The accompanying consolidated financial statements include Citadel Communications Corporation and its wholly-owned subsidiary (collectively referred to as the "Company"). The assets and liabilities and operating information for Citadel Broadcasting Company are identical to Citadel Communications Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Derivative Financial Instruments

     The Company uses an interest rate swap agreement to hedge the effects of fluctuations in interest rates. Amounts receivable or payable due to settlement of the interest rate swap agreement are recognized as interest expense or income on a monthly basis. A mark-to-market adjustment is recorded as a component of shareholders' equity to reflect the fair value of the interest rate swap agreement.

Property and Equipment

     Assets acquired in business combinations are accounted for using the purchase method of accounting and are recorded at their estimated fair value upon acquisition as determined by management or by independent appraisal. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and depreciated straight-line over the shorter of the lease terms or the estimated useful lives of the assets. Maintenance and repairs are expensed.

Intangible Assets

     Intangible assets with determinable lives have been allocated among various categories of customer-based or market-based intangibles at their estimated fair value upon acquisition as determined by management or by independent appraisal. Goodwill represents the excess of cost over the fair value of tangible assets and intangible

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets with determinable lives. Amortization is provided on the straight-line method over the estimated useful lives of the related assets. Other intangible assets are comprised of acquisitions costs, agreements not to compete, broadcast licenses, subscriber lists, premium lease space and subcarrier antenna income. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. The Company's policy is to write-off intangible assets once they have become fully amortized. The useful lives and recoverability of intangible assets are evaluated at least annually. This evaluation encompasses the undiscounted historical broadcast cash flow of each station and existing broadcast cash flow multiples for sales of similar radio properties to estimate the potential selling price for the station and, therefore, recoverability of the assets.

Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) Per Share of Common Stock

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. All prior period EPS data has been restated to conform to SFAS No.
128. The basic and diluted per share effect of the extraordinary loss on extinguishment of debt in 1996 was $(0.55).

Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Revenue Recognition

     Broadcasting operations derive revenue from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announce-

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ments are broadcast. On-line service revenue derived from the internet service provider is recognized over the period in which the services are provided. Revenue generated from the internet service provider is included in gross broadcasting revenue in the accompanying consolidated statement of operations.

Barter Transactions

     Barter contracts are agreements entered into under which the Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the goods or services received. Revenue is recorded and the liability is relieved when commercials are broadcast and expense is recorded and the asset is relieved when goods or services are used.

Comprehensive Loss

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive loss and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires the reporting of a mark-to-market adjustment pertaining to a hedging contract which is recorded in shareholders' equity as a component of comprehensive loss.

Local Marketing Agreements

     Fees earned or incurred pursuant to various local marketing agreements ("LMA") are recognized as gross broadcasting revenue or station operating expenses, respectively, in the period that the services performed or received occur. The Company's consolidated financial statements include broadcasting revenues and station operating expenses of stations marketed under LMAs.

Joint Sales Agreements

     Fees earned or incurred pursuant to various joint sales agreements ("JSA") are recognized pursuant to the terms in the various agreements under one of two methods: (a) the JSA fee is recognized as a reduction to sales expense (included in station operating expenses in the Company's consolidated statements of operations), or (b) the Company is allocated a percentage of the JSA stations' net revenue and operating expenses and these amounts are recognized as broadcasting revenue and station operating expenses, respectively, in the period earned or incurred.

Business and Credit Concentrations

     In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 1997 and 1998, no receivable from any customer exceeded five percent of gross accounts receivable nor did any customer's account exceed more than ten percent of net broadcasting revenue for any of the periods presented.

Impairment Recognition

     Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of nondiscounted future cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets existed at December 31, 1998.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications

     Certain 1996 and 1997 balances have been reclassified to conform to the 1998 presentation.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

(2)  ACQUISITIONS AND DISPOSITIONS

1997 Acquisitions

     During 1997, the Company acquired the assets of 44 FM and 17 AM radio stations and related assets from various parties as follows:

                                                                               PURCHASE
ACQUISITION DATE                          STATION          MARKET SERVED        PRICE
----------------                     -----------------  -------------------  ------------
January 1, 1997....................  KCTR-FM/KDWG-AM/   Billings, MT         $ 26,008,357
                                     KKBR-FM/KBBB-FM/
                                     KMHK-FM
                                     KUGN-AM/KUGN-FM/   Eugene, OR
                                     KEHK-FM
                                     KAKT-FM/KBOY-FM/   Medford, OR
                                     KCMX-AM/KCMX-FM/
                                     KTMT-AM/KTMT-FM
                                     KEYW-FM/KFLD-AM/   Tri-Cities, WA
                                     KORD-FM/KXRX-FM
February 14, 1997..................  KENZ-FM            Salt Lake City, UT   $  5,590,119
April 10, 1997.....................  KBER-FM            Salt Lake City, UT   $  7,760,000
July 3, 1997.......................  WPRO-AM/WPRO-FM/   Providence, RI       $115,795,216
                                     WSKO-AM/WWLI-FM
                                     WQCY-FM/WMOS-FM/   Quincy, IL
                                     WTAD-AM/WBRJ-FM
                                     WQWK-FM/WIKN-FM/   State College, PA
                                     WRSC-AM/WBLF-AM
                                     WGLU-FM/WQKK-FM    Johnstown, PA
                                     WRKZ-FM            Harrisburg, PA
                                     WQXA-AM/WQXA-FM    York, PA
                                     WCTO-FM/WEST-AM    Allentown, PA
                                     WMGS-FM/WARM-AM/   Wilkes-Barre, PA
                                     WZMT-FM/WAZL-AM
July 17, 1997......................  KNHK-FM            Reno, NV             $  1,300,000
September 25, 1997.................  KTHK-FM            Tri-Cities, WA       $    600,500

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               PURCHASE
ACQUISITION DATE                          STATION          MARKET SERVED        PRICE
----------------                     -----------------  -------------------  ------------
September 29, 1997.................  WXEX-FM, Edgenet   Providence, RI       $  4,250,000
October 15, 1997...................  KARN-AM/KARN-FM/   Little Rock, AR      $  9,000,000
                                     KKRN-FM/KRNN-AM/
                                     KAFN-FM
October 15, 1997...................  KIPR-FM            Little Rock, AR      $  5,544,506
                                     Land and
October 15, 1997...................  Buildings          Little Rock, AR      $  3,001,537
October 15, 1997...................  KOKY-FM            Little Rock, AR      $  7,354,860
October 21, 1997...................  WLEV-FM            Allentown, PA        $ 23,000,000
October 24, 1997...................  KBEE-FM/KFNZ-AM    Salt Lake City, UT   $  2,867,092
November 4, 1997...................  KLAL-FM            Little Rock, AR      $  1,500,000
November 4, 1997...................  KURB-FM/KVLO-FM/   Little Rock, AR      $ 12,000,000
                                     KLIH-FM
November 18, 1997..................  WHKK-FM            Providence,RI        $  3,999,310

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management or by independent appraisal. The acquisitions were funded with proceeds from debt, issuance of Exchangeable Preferred Stock of Citadel Broadcasting and the issuance of capital stock of Citadel Communications. The purchase price, including acquisition costs of $2,928,956, was allocated as follows:

Cash........................................................  $    877,693
Accounts receivable.........................................     4,473,441
Prepaid expenses............................................       706,402
Property and equipment......................................    21,203,071
Intangible assets...........................................   208,964,226
Other assets................................................        10,100
Accounts payable and accrued liabilities....................    (3,084,549)
Current maturities of other long-term obligations...........      (649,931)
                                                              ------------
                                                              $232,500,453
                                                              ============

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1998 Acquisitions and Dispositions

1998 Acquisitions

     During 1998, the Company acquired the assets of 7 FM and 4 AM radio stations and 5 internet service providers from various parties as follows:

                                                                                          PURCHASE
ACQUISITION DATE                        STATION                     MARKET SERVED           PRICE
----------------           ---------------------------------  -------------------------  -----------
RADIO STATIONS:
January 2, 1998..........  WEMR-AM/WEMR-FM                    Wilkes-Barre/Scranton, PA  $   815,000
February 12, 1998........  KQFC-FM/KKGL-FM/                   Boise, ID                  $14,400,000
                           KBOI-AM
March 26, 1998...........  WSGD-FM/WDCS-FM/                   Wilkes-Barre/Scranton, PA  $ 6,000,000
                           WCDL-AM
April 21, 1998...........  KIZN-FM/KAMG-FM                    Boise, ID                  $14,506,177
November 17, 1998........  KAAY-AM                            Little Rock, AK            $ 5,107,589
INTERNET SERVICE
  PROVIDERS:
September 18, 1998.......  Digital Planet                     Salt Lake City, UT         $   225,000
                           Internet Technology Systems,
September 30, 1998.......  Inc..............................  Salt Lake City, UT         $ 1,535,000
October 15, 1998.........  In Quo                             Salt Lake City, UT         $   335,000
October 26, 1998.........  The Johnson Connection LLC         Salt Lake City, UT         $   320,000
December 8, 1998.........  The Friendly Net LLC               Salt Lake City, UT         $    92,997

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management. The acquisitions were funded with proceeds from debt. The purchase price, including acquisition costs of $1,242,238, was allocated as follows:

Property and equipment......................................    $ 3,476,618
Intangible assets...........................................     41,031,169
Other assets................................................         71,214
                                                                -----------
                                                                $44,579,001
                                                                ===========

1998 Dispositions

     In October 1998, the Company sold the assets of WQCY-FM, WTAD-AM, WMOS-FM and WBJR-FM in Quincy, Illinois for $2,250,000. A gain of approximately $1,280,000 was recognized on the sale.

     In November 1998, the Company sold the assets of KRNN-AM in Little Rock, Arkansas for $190,345. A loss of approximately $5,400 was recognized on the sale.

     In October 1997, the Company entered into an agreement in which the Company acquired WFMZ-FM in exchange for $23,000,000 in cash and the FCC license and studio equipment of WEST-AM. Pending FCC approval, the disposition of WEST-AM was not recorded until the third quarter of 1998. The disposition of WEST-AM was recorded as a purchase price adjustment aggregating approximately $463,000.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro Forma

     The following summary, prepared on a pro forma basis, presents the results of operations as if all the above acquisitions and dispositions had been completed as of January 1, 1997.

                                                           UNAUDITED
                                                  ----------------------------
                                                   YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1997            1998
                                                  ------------    ------------
Net broadcasting revenue........................  $119,753,000    $135,194,000
Operating income................................     6,267,000      11,783,000
Net loss........................................    (6,042,000)     (1,897,000)

     The pro forma results are not necessarily indicative of what actually would have occurred if the radio stations had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Pending Acquisitions

     On November 23, 1998, the Company entered into an asset purchase agreement with Wicks Broadcast Group Limited Partnership and related entities to acquire substantially all of the assets of 10 FM and 6 AM radio stations in Charleston, South Carolina; Binghamton, New York and Muncie and Kokomo, Indiana for an aggregate purchase price of approximately $77,000,000 in cash. Citadel Broadcasting has delivered an irrevocable letter of credit in favor of the sellers, issued by BankBoston, N.A., in the amount of $5,000,000 to secure the Company's obligations under the agreement. The closing of this transaction is subject to various conditions at closing, including FCC approval.

(3)  ASSETS HELD FOR SALE

     On January 13, 1999, the Company entered into an asset purchase agreement to sell substantially all of the assets of the Company's 18 FM and 7 AM radio stations serving the markets of Eugene, Oregon; Medford, Oregon; Tri-Cities, Washington; Billings, Montana; Johnstown, Pennsylvania and State College, Pennsylvania for an aggregate purchase price of approximately $26,000,000, consisting of $25,500,000 in cash and a $500,000 promissory note. The disposition is subject to conditions at closing, including FCC approval. The Company believes that any gain or loss resulting from the disposition will not have a material effect on its financial position.

     The net assets of the radio stations are presented in the accompanying consolidated balance sheet as "Assets held for sale," and are carried at the lower of cost or net realizable value.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1998 consists of the following:

                                                                      ESTIMATED
                                         1997            1998        USEFUL LIFE
                                      -----------    ------------    -----------
Land................................  $ 3,269,025    $  3,890,767            --
Buildings and improvements..........    5,726,701       6,925,691    5-30 years
Transmitters, towers and
  equipment.........................   29,053,049      28,533,871    5-15 years
Office furniture and equipment......    5,615,833       6,308,077     3-5 years
Construction in progress............      736,620       1,077,853            --
                                      -----------    ------------
                                       44,401,228      46,736,259
Less accumulated depreciation and
  amortization......................   (9,158,944)    (12,651,469)
                                      -----------    ------------
                                      $35,242,284    $ 34,084,790
                                      ===========    ============

(5)  INTANGIBLE ASSETS

     Intangible assets at December 31, 1997 and 1998 consist of the following:

                                                                      ESTIMATED
                                         1997            1998        USEFUL LIFE
                                     ------------    ------------    -----------
Goodwill...........................  $119,226,136    $129,239,260      15 years
Broadcast licenses.................   162,626,295     168,522,982      15 years
Subscriber lists...................            --       2,553,955       3 years
Noncompetition agreements..........     1,858,593       2,064,667     3-5 years
Premium lease space................       161,787          49,552     1-13years
Subcarrier antenna income..........       103,878         103,878      1-4years
                                     ------------    ------------
                                      283,976,689     302,534,294
Less accumulated amortization......   (15,287,173)    (33,744,174)
                                     ------------    ------------
                                     $268,689,516    $268,790,120
                                     ------------    ------------

(6)  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1997 and 1998 consist of the following:

                                                        1997          1998
                                                     ----------    -----------
Interest...........................................  $5,118,735    $ 6,417,273
Music license fees.................................     209,734        169,466
Compensation and commissions.......................   2,082,492      3,104,357
Other..............................................   1,649,168      1,209,101
                                                     ----------    -----------
                                                     $9,060,129    $10,900,197
                                                     ==========    ===========

(7)  NOTE PAYABLE

     On July 3, 1997, the Company entered into an amended and restated financing agreement ("Senior Credit Facility") which allows for revolving loan borrowings up to a maximum of $150,000,000. Pursuant to the agreement, this amount is subject to reduction starting December 31, 1997 and continuing quarterly thereafter. The maximum available loan commitment at December 31, 1998 was $137,500,000. The Company must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the outstanding principal balance for the preceding quarter, multiplied by
 .125% or if the total leverage ratio (as defined in the agreement) calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%. Commitment fees paid in 1996, 1997 and 1998 were $74,931, $380,295 and $412,898, respectively. The agreement requires that the Company enter into an interest rate swap agreement for a period of at least two years. See Note 14 for information on the interest rate swap agreement. Principal payments are not scheduled to commence until the outstanding principal balance exceeds the maximum loan commitment adjusted by quarterly mandatory commitment reductions (as defined in the agreement).

     At December 31, 1997, the Company's outstanding balance under the Senior Credit Facility was $90,084,059. Interest was payable at the LIBOR rate (5.72% at December 31, 1997), plus 2.75%. As of December 31, 1998, the Company did not have an outstanding balance under the Senior Credit Facility.

     The Senior Credit Facility is secured by a pledge of property and equipment and the common stock of Citadel Broadcasting. Various debt covenants place restrictions on, among other things, indebtedness, acquisitions, dividends, capital expenditures and the sale or transfer of assets and provide for certain minimum operating cash flows for the Company. The debt covenant provisions also include certain financial ratio covenants, the most restrictive in nature being; initial total debt to adjusted operating cash flow less than 6.5 times, initial total senior debt to adjusted operating cash flow less than 4.5 times and consolidated operating cash flow to interest expense and cash dividends on the Exchangeable Preferred Stock greater than 1.75 times. At December 31, 1998, the Company was in compliance with all debt covenant provisions.

(8)  SENIOR SUBORDINATED NOTES PAYABLE

     On July 3, 1997, the Company completed the issuance of $101,000,000 of its 10 1/4% Senior Subordinated Notes ("1997 Notes") due 2007. Interest is payable semi-annually. The 1997 Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2002 at a redemption price as stated in the following percentages:

                                                                REDEMPTION
                                                                  PRICE
                                                                ----------
2002........................................................     105.125%
2003........................................................     104.100%
2004........................................................     103.075%
2005........................................................     102.050%
2006........................................................     101.025%

     In addition, at any time prior to July 1, 2000, subject to certain conditions, the Company may, at its option, redeem a portion of the 1997 Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 1997 Notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The 1997 Notes are shown net of unamortized discount of $2,493,853 at December 31, 1998.

     The indenture governing the 1997 Notes contains certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1998, Citadel Broadcasting was in compliance with all debt covenants. Citadel License, Inc. is the guarantor of the 1997 Notes.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On November 19, 1998, the Company completed the issuance of $115,000,000 of its 9 1/4% Senior Subordinated Notes ("1998 Notes") due in 2008. The 1998 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after November 15, 2003 at a redemption price as stated in the following percentages:

                                                                REDEMPTION
                                                                  PRICE
                                                                ----------
2003........................................................     104.625%
2004........................................................     103.083%
2005........................................................     101.541%
2006........................................................     100.000%

     In addition, at any time prior to November 15, 2001, the Company may, at its option, redeem a portion of the 1998 Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 1998 Notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. The 1998 Notes are shown net of unamortized discount of $3,414,710 at December 31, 1998.

     The indenture governing the 1998 Notes contains certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, purchase Citadel Broadcasting's common stock or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1998, Citadel Broadcasting was in compliance with all covenants. Citadel License, Inc. is the guarantor of the 1998 Notes.

     The aggregate Senior Subordinated Notes payable at December 31, 1998 are as follows:

1997 Notes..................................................    $101,000,000
1998 Notes..................................................     115,000,000
                                                                ------------
                                                                 216,000,000
Less unamortized discount...................................      (5,908,563)
                                                                ------------
                                                                $210,091,437
                                                                ============

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  OTHER LONG-TERM OBLIGATIONS

     Other long-term obligations at December 31, 1997 and 1998 consist of the following:

                                                         1997          1998
                                                      ----------    ----------
Various noncompetition and consulting agreements
  with the sellers of radio stations acquired, due
  at various dates through July 2003, face amount of
  $437,503 and $579,459 at December 31, 1997 and
  1998, respectively, non-interest bearing with
  interest imputed at 8.5% to 9.0%, net of discount
  of $29,640 and $76,617 in 1997 and 1998,
  respectively......................................     407,863       502,842
Prepayment premium on extinguishment of debt (a)....     770,779       683,286
Capital leases......................................     105,359       141,722
                                                      ----------    ----------
                                                       1,284,001     1,327,850
Less current maturities.............................    (271,352)     (287,414)
                                                      ----------    ----------
Long-term portion...................................  $1,012,649    $1,040,436
                                                      ==========    ==========

---------------
(a) The prepayment premium on the Senior Credit Facility can be reduced on a quarterly basis depending on the outstanding balance and is due upon the termination of the Senior Credit Facility.

     On October 9, 1996, the Company extinguished its long-term debt of $31,310,385, payable to a financial institution, and its note payable to a related party of $7,000,000. The early retirement of the long-term debt resulted in approximately $1,769,000 extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

     The required aggregate principal payments as of December 31, 1998, excluding the amortization of debt discount, are as follows:

1999........................................................    $  287,414
2000........................................................       149,109
2001........................................................        90,615
2002........................................................        93,542
2003........................................................       707,170
                                                                ----------
                                                                $1,327,850
                                                                ==========

(10)  SHAREHOLDERS' EQUITY

Common and Preferred Stock

     Prior to the consummation of the initial public offering ("IPO") the Company engaged in a series of transactions (collectively, the "Recapitalization") which resulted in the Company having outstanding capital stock consisting of common stock and convertible preferred stock, par value $.001 per share (the "Convertible Preferred Stock"). In conjunction with the Recapitalization, (i) each share of outstanding capital stock of the Company, other than those held by ABRY Broadcast Partners II, L.P. ("ABRY II") and ABRY/Citadel Investment Partners, L.P. ("ABRY/CIP"), was converted into three shares of new common stock, (ii) each share of capital stock of the company held by ABRY II or ABRY/CIP was converted into three shares of new convertible preferred stock and (iii) each outstanding option or warrant to acquire shares of common stock was converted into an option or warrant to acquire three times the number of shares of new common stock. All share

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amounts and EPS have been restated in the accompanying consolidated financial statements with respect to the Recapitalization.

     In connection with the Recapitalization, the Company amended its Certificate of Incorporation to authorize the Company to issue 200,000,000 shares of new common stock, 19,013,122 shares of new convertible preferred stock and 20,000,000 shares of undesignated preferred stock.

     On July 7, 1998, the Company consummated an IPO of 6,880,796 shares of its new common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by the Company and 630,796 shares were sold by certain stockholders of the Company. On July 14, 1998, the Company sold an additional 1,032,119 shares of its new common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including proceeds for the shares issued upon the exercise of the over-allotment option, were $126,606,640, of which total proceeds to the Company were $106,637,178, total proceeds to the selling stockholders, net of costs of $706,492 were $9,386,244 and total underwriting discounts, commissions and costs were $9,876,726.

     At December 31, 1997, the Company had several series of Convertible Preferred Stock, all of which had par values of $.001 per share. The following is a summary of the authorized and outstanding shares of Convertible Preferred Stock which were held at December 31, 1997, restated for the effect of the three-for-one share conversion:

                                           AUTHORIZED    OUTSTANDING
                                             SHARES        SHARES       AMOUNT
                                           ----------    -----------    -------
Series A...............................     2,916,000     2,239,236     $ 2,239
Series B...............................     1,447,200        51,602          52
Series C...............................    36,000,000     6,391,761       6,392
Series D...............................    36,000,000     3,114,800       3,115
Series E...............................     1,448,187     1,448,187       1,448
Series F...............................       459,793       459,793         460
Series G...............................     1,081,908     1,081,908       1,082
                                           ----------    ----------     -------
                                           79,353,088    14,787,287     $14,788
                                           ==========    ==========     =======

     All outstanding Series A, B, E, F and G shares were converted to 5,280,726 shares of new common stock in the Recapitalization. All outstanding Series C and D shares were converted to 9,506,561 shares of new convertible preferred stock, which were subsequently converted into the same number of shares of new common stock during September 1998.

     The holders of the new common stock are entitled to one vote per share on all matters submitted to a vote of shareholders. Additionally, the Company has entered into a registration rights agreement with certain shareholders, under which the Company may be required to register their shares of common stock upon demand by these shareholders.

Deferred Compensation

     In September 1998, the Company entered into stock option award agreements with several key employees. The terms of the agreements provide for 114,000 options to purchase new common stock at an exercise price of $16.00 per share which vest over a five-year period. The fair market value on the date of grant was $25.813 per share. Accordingly, the Company is amortizing to compensation expense $1,118,682 ratably over the five-year vesting period, which represents the difference between the exercise price and fair market value. The Company recognized compensation expense under the agreements of $74,579 for the year ended December 31, 1998.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Warrants

     In connection with the issuance of the Company's old senior subordinated notes payable to a shareholder in October 1993, warrants to acquire 1,096,128 shares of the Company's Class C non-voting common stock at an exercise price of $.001 per share were issued. The warrants entitled the holders to purchase the Class C common stock at any time prior to October 1, 1999 or until the related notes were paid in full, whichever was later. Subsequent to issuance, in 1993, warrants to purchase 131,532 shares were exercised. On June 29, 1996, the warrant holder sold to the Company a warrant to purchase 550,293 shares of Class C common stock for an aggregate purchase price of $2,862,735. Class C common stock subject to the remaining warrant was reclassified as Class B common stock at the same time. A warrant to purchase 414,303 shares of Class B common stock was outstanding at December 31, 1997. During the Recapitalization, the outstanding warrant was converted into a warrant to purchase 414,303 shares of new common stock. In connection with the IPO, the warrant was exercised, therefore there are no outstanding warrants remaining at December 31, 1998.

Stock Option Plan

     Prior to the adoption of the Company's 1996 Equity Incentive Plan, the Company granted options, including performance options to a principal shareholder and employees. The options to acquire shares of Class A common stock had an exercise price which represented the Company's Board of Directors' estimate of the fair market value of the shares at the date of grant. In the Recapitalization, these options were converted into options to purchase three times the number of shares of new common stock. Generally, the options can be earned over a five-year period commencing one year from the date of grant and expire on the earlier of ten years from the date granted or termination of employment. The performance options are dependent upon the Company achieving certain annual operating results and are fully vested when earned.

     On June 28, 1996, the Company adopted the Citadel Communications Corporation 1996 Equity Incentive Plan ("Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, employees and related parties. The Plan, which has been subsequently amended, authorizes grants of options to purchase up to 222,569 shares of authorized but unissued new common stock at December 31, 1998, which excludes those options granted outside the Plan and those granted prior to the adoption of the Plan. Stock options are generally granted with an exercise price equal to the new common stock's fair market value at the date of grant, with the exception of the 114,000 options granted during September 1998 for which compensation expense was recorded. Generally, stock options will vest ratably over a five-year period, commencing one year after the date of grant and expire on the earlier of ten years from the date granted or termination of employment, or they will vest immediately, as determined by the Company's Board of Directors at the date of grant.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Stock option activity is summarized as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                                       EXERCISE PRICE    EXERCISABLE
                                           OPTIONS       PER SHARE         OPTIONS
                                          ---------    --------------    -----------
Outstanding December 31, 1995...........  1,432,227        $1.41            365,319
     Granted............................    930,000         5.67                 --
     Canceled...........................    (36,600)        1.19                 --
                                          ---------        -----          ---------

Outstanding December 31, 1996...........  2,325,627         3.12            630,297
     Granted............................    415,107         5.18                 --
     Exercised..........................    (17,757)        2.62                 --
     Canceled...........................    (34,404)        3.29                 --
                                          ---------        -----          ---------

Outstanding December 31, 1997...........  2,688,573         3.46          1,273,542
     Granted............................    203,960        15.56                 --
     Exercised..........................    (36,377)        1.42                 --
     Canceled...........................    (31,560)        1.54                 --
                                          ---------        -----          ---------

Outstanding December 31, 1998...........  2,824,596        $4.38          1,753,681
                                          =========        =====          =========

     The weighted average fair value of options granted in 1996, 1997 and 1998 was $1.45, $2.56 and $21.04 per share, respectively. Options held by a principal shareholder and an entity controlled by such principal stockholder total 801,948 of which 479,636 were exercisable at December 31, 1998 at a weighted average exercise price of $2.98 per share.

                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                       ----------------------------------------   --------------------------
                                          WEIGHTED
                                           AVERAGE     WEIGHTED                     WEIGHTED
                       OUTSTANDING AT     REMAINING    AVERAGE    EXERCISABLE AT    AVERAGE
                        DECEMBER 31,     CONTRACTUAL   EXERCISE    DECEMBER 31,     EXERCISE
                            1998            LIFE        PRICE          1998          PRICE
                       ---------------   -----------   --------   ---------------   --------
$ 0.97                      600,964          5.1        $ 0.97         518,920       $ 0.97
$ 1.64 - $ 1.79             787,914          6.2          1.78         661,138         1.77
$ 4.00 - $ 5.72           1,179,258          7.6          5.68         557,123         5.68
$10.00                       67,500          9.0         10.00          16,500        10.00
$16.00                      188,960          9.6         16.00              --        16.00
                          ---------          ---        ------       ---------       ------
$0.97 - $16.00            2,824,596          6.8        $ 4.38       1,753,681       $ 2.86
                          =========          ===        ======       =========       ======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 1998: risk-free interest rate of 4.53 percent; dividend yield of $0; expected life of 3.4 years; and volatility of 42 percent. For the years ended December 31, 1997 and 1996 the following assumptions were utilized: risk-free interest rates of 6.0 percent; dividend yield of $0; expected lives of 3.4 years; and volatility of 0 percent since the Company did not have publicly traded shares.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation expense has been recognized for its stock options in the accompanying consolidated financial statements, with the exception of the 114,000 options granted during September 30, 1998, for which compensation expense is being recorded over the vesting period. Had the Company determined compensation expense based on the fair value at

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the grant date for its stock options under SFAS No. 123, the Company's net loss applicable to common shares and net loss per common share would have been reduced to the pro forma amounts indicated below:

                                        1996            1997            1998
                                     -----------    ------------    ------------
Net loss applicable to common
  shares:
  As reported......................  $(3,766,194)   $(11,917,692)   $(18,516,878)
  Pro forma........................   (3,863,774)    (12,146,100)    (18,998,382)
Net loss per common share:
  As reported......................        (1.18)          (3.72)          (1.51)
  Pro forma........................        (1.21)          (3.80)          (1.54)

(11)  EXCHANGEABLE PREFERRED STOCK

     On July 3, 1997, the Company completed the sale of 1,000,000 shares of 13 1/4% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") for $100,000,000. The Exchangeable Preferred Stock has a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Dividends on the Exchangeable Preferred Stock accrue at the rate of 13 1/4% per annum and are payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. On or prior to July 1, 2002, dividends are payable in additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of the Company, in cash. Thereafter, all dividends will be payable only in cash. The Company will be required to redeem the Exchangeable Preferred Stock on July 1, 2009 (subject to the legal availability of funds therefor) at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption.

     The Exchangeable Preferred Stock is presented net of unamortized issuance costs of $4,541,737 and $4,361,717 at December 31, 1997 and 1998, respectively. The Exchangeable Preferred Stock includes accrued dividends at December 31, 1998 of $7,526,690, which were paid in 75,267 additional shares of Exchangeable Preferred Stock on January 1, 1999. During 1998, dividends were paid in 65,514 additional shares on January 1, 1998 and 70,590 additional shares on July 1, 1998. At December 31, 1997 and 1998, 1,000,000 and 1,136,104 shares were issued and outstanding.

     The Certificate of Designation for the Exchangeable Preferred Stock contains certain covenants, which, among other things, restrict the ability of Citadel Broadcasting with respect to: (i) the incurrence of additional debt;
(ii) restricted payments; (iii) issuances and sales of stock of certain subsidiaries; and (iv) consolidations, mergers or sales of assets. Citadel Broadcasting was in compliance with these covenants at December 31, 1998.

(12)  INCOME TAXES

     For the years ended December 31, 1996 and 1997, the Company generated a net loss for both financial reporting and income tax purposes; therefore, no current tax provision has been recorded. The income tax benefit in 1997 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions offset by federal alternative minimum tax and state tax expense in 1998. At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $24,200,000 which begin to expire in 2011.

     On June 28, 1996, the Company underwent an ownership change in accordance with Section 382 of the Internal Revenue Code. Due to this change, the net operating losses of the acquired Company generated prior to the acquisition are subject to limitation in future years. The approximate amount of the net operating losses which are limited at December 31, 1998 is $7,100,000, of which $4,400,000 may be used in any one year.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The components of the Company's income tax benefit for the year ended December 31, 1997 and 1998 are as follows:

                                                        1997          1998
                                                      ---------    -----------
Current tax expense:
  Federal...........................................  $      --    $    95,790
  State.............................................         --        324,225
                                                      ---------    -----------
                                                             --        420,015
                                                      ---------    -----------
Deferred tax benefit:
  Federal...........................................   (654,137)    (1,535,299)
  State.............................................   (115,436)      (270,935)
                                                      ---------    -----------
                                                       (769,573)    (1,806,234)
                                                      ---------    -----------
Total income tax benefit............................  $(769,573)   $(1,386,219)
                                                      =========    ===========

     A reconciliation of the Company's income tax benefit as compared to the tax benefit calculated by applying the federal statutory rate (34%) to the loss before income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                          1996          1997           1998
                                        ---------    -----------    -----------
Federal statutory rate applied to the
  loss before income taxes and
  extraordinary item..................  $(679,046)   $(1,856,480)   $(1,807,867)
State tax, net of federal benefit.....         --             --        213,989
Amortization of goodwill..............    186,844        425,344        777,809
Nondeductible meals and
  entertainment.......................     31,601         51,495         87,573
Effect of the ability to utilize net
  operating loss carryforwards........    458,101        680,040       (666,752)
Other.................................      2,500        (69,972)         9,029
                                        ---------    -----------    -----------
                                        $      --    $  (769,573)   $(1,386,219)
                                        =========    ===========    ===========

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                  1997           1998
                                                              ------------   ------------
Deferred tax assets:
Receivables, principally due to allowance for doubtful
  accounts..................................................  $    323,577   $    474,618
Net operating loss carryforwards............................     9,926,882      9,666,703
Accrued liabilities not currently deductible................       193,423        123,922
Unrealized loss on hedging contract.........................            --        157,222
                                                              ------------   ------------
          Total deferred tax assets.........................    10,443,882     10,422,465
Valuation allowance.........................................    (7,515,364)    (6,272,469)
                                                              ------------   ------------
          Net deferred tax assets...........................     2,928,518      4,149,996
                                                              ------------   ------------
Deferred tax liabilities:
Property and equipment, principally due to accelerated
  depreciation..............................................    (2,928,218)    (3,423,460)
Intangible assets; differences in book and tax
  amortization..............................................          (300)      (726,536)
Differences between the tax basis and fair value of
  intangibles and fixed assets acquired in stock-based
  acquisitions..............................................   (23,270,338)   (24,843,549)
                                                              ------------   ------------
          Total deferred tax liabilities....................   (26,198,856)   (28,993,545)
                                                              ------------   ------------
Net deferred tax liability..................................  $(23,270,338)  $(24,843,549)
                                                              ============   ============

     The valuation allowance has increased (decreased) by $2,320,699, $755,172 and $(1,242,895) for the years ended December 31, 1996, 1997 and 1998, respectively. Management has considered certain tax planning strategies as permitted under SFAS No. 109, "Accounting for Income Taxes." Management has determined that the tax benefits associated with the recorded deferred tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

     At December 31, 1998, the Company has an alternative minimum tax credit
(AMT) carryforward of approximately $30,000. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

(13)  SUPPLEMENTAL FINANCIAL INFORMATION

     The Company paid cash of $7,065,546, $7,271,586 and $16,110,827 for interest for the years ended December 31, 1996, 1997 and 1998, respectively.

     Barter revenue included in gross broadcasting revenue and barter expenses included in station operating expenses amounted to $3,335,024, $7,388,471 and $11,014,507, and $3,029,665, $7,062,822 and $9,492,453, for the years ended
December 31, 1996, 1997 and 1998, respectively.

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 1996, 1997 and 1998 follows:

                                              BALANCE AT
                                             BEGINNING OF                                 BALANCE AT
                                                PERIOD       ADDITIONS     DEDUCTIONS    END OF PERIOD
                                             ------------    ----------    ----------    -------------
Year ended December 31, 1996...............    $514,533      $  421,378    $(314,857)     $  621,054
Year ended December 31, 1997...............     621,054       1,016,375     (828,487)        808,942
Year ended December 31, 1998...............     808,942       1,201,341     (823,737)      1,186,546

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended December 31, 1996, 1997 and 1998:

                                                          1996          1997           1998
                                                       ----------    -----------    -----------
Difference between tax basis and fair value of
  intangible assets and fixed assets acquired in
  stock-based acquisitions...........................  $1,640,000    $22,399,911    $ 3,445,090
                                                       ==========    ===========    ===========
Dividends for exchangeable preferred stock...........  $       --    $ 6,551,389    $14,585,842
                                                       ==========    ===========    ===========
Note payable issued for property and equipment.......  $       --    $        --    $   120,000
                                                       ==========    ===========    ===========
Transfer of fixed assets and intangible assets, to
  assets held for sale for pending disposition.......  $       --    $        --    $25,938,227
                                                       ==========    ===========    ===========
Unrealized loss on hedging contract, net of tax......  $       --    $        --    $   235,834
                                                       ==========    ===========    ===========
Accretion of exchangeable preferred stock issuance
  costs..............................................  $       --    $    81,550    $   180,020
                                                       ==========    ===========    ===========

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company's financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities

     The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Notes Receivable from Related Parties

     The fair value of the Company's notes receivable from related parties approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Senior Subordinated Notes, Exchangeable Preferred Stock and Other Long-Term Obligations

     The fair value of the Company's Senior Subordinated Notes, Exchangeable Preferred Stock and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

     In 1996, the Company entered into an interest rate swap agreement with a financial institution in accordance with the terms of its Senior Credit Facility. The fair value of the interest rate swap as of December 31, 1997 and

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1998 was $3,700 and $(393,056), respectively, as determined by the financial institution, and represents an unrealized gain (loss). The fair value of the interest rate swap is the estimated amount that the financial institution would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

(15)  TRANSACTIONS WITH RELATED PARTIES

Notes Receivable from Related Parties

     Notes receivable from related parties represent advances made to employees of the Company. Interest rates range from 8.5% to 10.0%. The notes are due at various dates through July 2003.

Leaseback

     On December 29, 1995, the Company entered into a sale-leaseback transaction with an entity controlled by a principal shareholder. The Company sold an airplane for its fair value of $1,275,000 to the entity resulting in a loss of $74,327. The operating lease commenced on December 29, 1995 with monthly payments ranging from $17,250 to $21,000 due through December 31, 2003.

Indebtedness

     In October 1996, the Company repaid its indebtedness to an entity whose Executive Vice-President is also a director of the Company. The repayment consisted of $7,000,000 in principal amount, $20,534 in accrued and unpaid interest and a $420,000 prepayment penalty.

Forgiveness of Note Receivable

     In 1996, the Company forgave a note receivable from a principal shareholder of the Company aggregating $408,637, which consisted of principal and accrued interest outstanding.

Consulting Services

     During the year ended December 31, 1996, a director of the Company provided consulting services for which he was paid $83,520. In addition, the director was granted an option to purchase 12,000 shares of common stock of the Company at an exercise price of $5.72.

Legal Services

     During the year ended December 31, 1996, the Company retained a law firm with a shareholder who was then also a director of the Company to represent the Company on various matters.

Noncompetition Agreement

     In connection with an acquisition, the Company entered into a noncompetition agreement with an entity whose president is also a director of the Company. In consideration for such noncompetition agreement, the Company paid the entity $100,000 in 1997 and 1998. The agreement expired during 1998.

Corporate Events

     During 1998, the Company paid an aggregate of $75,964 in respect of accommodations and activity costs in connection with corporate events held at a facility owned by a separate entity, which is controlled by a principal shareholder.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16)  COMMITMENTS AND CONTINGENCIES

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's financial position.

     The Company has received two civil investigative demands ("CIDs") from the Antitrust Division of the U.S. Department of Justice. One CID addresses the Company's acquisition of station KRST in Albuquerque, New Mexico and the second CID addresses the joint sales agreement for stations in Spokane, Washington and Colorado Springs, Colorado. The Company has provided the requested information in response to each CID, and at present has been given no indication from the Department of Justice regarding its intended future actions.

Local Marketing Agreements

     At December 31, 1998, the Company has local marketing agreements with WBHT-FM and WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania, WHYL-FM/AM in Harrisburg/Carlisle, Pennsylvania, and KXXL-FM in Reno, Nevada. The agreements principally provide for the Company to supply specified programming to the brokered stations and enable the sales staff of the Company to sell advertising time on the stations for fixed fees to be paid by the Company. Certain of the agreements also provide the Company with the option to purchase the stations. The Company's consolidated financial statements include the broadcasting revenue and station operating expenses of the brokered stations.

     Certain of the local marketing agreements enable the Company to extend or terminate the agreements at the Company's option at various dates through October 2003. The fees paid under local marketing agreements amounted to $1,414,527, $1,936,139 and $784,749 for the years ended December 31, 1996, 1997 and 1998, respectively.

Joint Sales Agreements

     On January 15, 1996, the Company entered into a joint sales agreement to sell advertising for radio stations KEYF-AM/FM, KUDY-AM and KKZX-FM, in Spokane, Washington and radio stations KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM in Colorado Springs, Colorado. As stated in the JSA, the JSA revenue is calculated as 60% of the broadcast cash flows of these radio stations and all Company owned radio stations in these markets, with the exception of KKLI-FM in Colorado Springs which is not included in the JSA calculation.

     On April 22, 1996, the Company entered into a JSA for radio station KENZ-FM in Salt Lake City, Utah. The Company's consolidated financial statements include all sales expenses for the stations as well as revenue for the JSA fee calculated at 30% of net revenue of the station. On February 14, 1997, the Company acquired KENZ-FM.

     On July 3, 1997, the Company acquired all of the issued and outstanding capital stock of Tele-Media Broadcasting Company ("Tele-Media"). As a result of this acquisition, the Company assumed a Tele-Media JSA for radio station WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania. As stated in the JSA, JSA revenue is calculated as the sum of (i) a base monthly payment of $5,000, and (ii) an additional monthly fee ranging from 5% to 8% of revenues (as defined in the JSA) based on monthly revenues of WKQV-AM and of its simulcast station, WARM-AM.

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LEASE COMMITMENTS

     The Company leases certain tower sites, transmitters and equipment, automobiles, office equipment and an airplane. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1998:

1999........................................................  $ 2,853,984
2000........................................................    2,589,119
2001........................................................    2,651,869
2002........................................................    2,320,241
2003........................................................    1,960,155
Thereafter..................................................    3,467,957
                                                              -----------
                                                              $15,843,325
                                                              ===========

     Total rental expense was $1,101,237, $1,971,774 and $2,670,248 for the years ended December 31, 1996, 1997 and 1998, respectively.

Defined Contribution Plan

     The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and have worked at least 1,000 hours in the year. Under the 401(k) plan, employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions. The Company may make discretionary contributions as approved by the Board of Directors. Participants' rights to amounts contributed by the Company vest on a graded schedule over a five-year period. During 1996, 1997 and 1998 the Company contributed $143,192, $298,623 and $448,155, respectively, which represented a two percent matching of employee contributions to the 401(k) plan.

Impact of the Year 2000 Issue

     In 1998, the Company implemented a Year 2000 plan ("Year 2000 Plan") to identify, assess, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which may contain micro-processors. The Year 2000 Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company expects to complete the assessment phase of the Year 2000 Plan in the second quarter of 1999. The Company expects that some amount of testing will be performed during this phase. Additional testing is expected to continue throughout the third quarter of 1999. Systems which have been or may be determined not to be Year 2000 compliant are being or will be either replaced or reprogrammed, and the Company expects thereafter to test such systems for Year 2000 compliance. The Company anticipates that by late 1999, the remediation and testing phases will be completed. The current budget for the total cost of remediation, including replacement software and hardware, is approximately $400,000 (unaudited).

     The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Based on its current assessment efforts, the Company does not

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

believe that Year 2000 issues related to its internal systems will have a material adverse effect on the Company's financial condition or the results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on Citadel Broadcasting.

(17)  SUBSEQUENT EVENTS

     On January 4, 1999, the Company acquired radio station WBHT-FM in Wilkes-Barre, Pennsylvania for an aggregate purchase price of $1,263,000. The acquisition will be accounted for using the purchase method of accounting. Prior to the acquisition, the Company had operated WBHT-FM under a local marketing agreement since July 3, 1997.

     On January 11, 1999, the Company exercised its options to purchase WKQV-FM and WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania and agreed to purchase such stations for approximate purchase prices of $998,000 and $365,000, respectively. The Company has operated WKQV-FM and WKQV-AM under a local marketing agreement and a joint sales agreement, respectively, since July 3, 1997. The acquisitions will be accounted for using the purchase method of accounting.

     On January 13, 1999, the Company entered into an asset purchase agreement to sell substantially all of the assets of its 18 FM and 7 AM radio stations in Eugene and Medford, Oregon, Tri-Cities, Washington, Billings, Montana and Johnstown and State College, Pennsylvania for an approximate sale price of $26,000,000.

     On February 2, 1999, the Company agreed to purchase KNJY-FM in Spokane, Washington for an approximate purchase price of $4,150,000. The acquisition will be accounted for using the purchase method of accounting.

     On February 9, 1999, the Company acquired the assets of 62nd Street Broadcasting of Saginaw, L.L.C. in Saginaw, Michigan for an approximate purchase price of $35,000,000. The acquisition of these assets includes 5 FM radio stations and 1 AM radio station in Saginaw/Bay City. The acquisition will be accounted for using the purchase method of accounting.

     On February 17, 1999, the Company acquired radio stations WHYL-AM/FM in Carlisle, Pennsylvania for an approximate purchase price of $4,250,000. The acquisition will be accounted for using the purchase method of accounting. In conjunction with this acquisition, the Company acquired real estate used in the operation of WHYL-AM/FM for a purchase price of approximately $250,000.

     On February 24, 1999, the Company entered into an asset purchase agreement with Capstar Acquisition Company, Inc. ("Capstar") under which the Company has agreed to acquire from Capstar, radio station KSPZ-FM in Colorado Springs in exchange for the Company's radio station KKLI-FM in Colorado Springs. The Company also entered into an Asset Purchase agreement with Capstar on February 24, 1999 under which the Company has agreed to acquire radio stations KVOR-AM and KTWK-AM in Colorado Springs and radio stations KEYF-AM/FM in Spokane for the aggregate purchase price of approximately $10,000,000. The acquisitions will be accounted for using the purchase method of accounting.

     On March 2, 1999, the Company acquired Brainiac Services, Inc., an internet service provider, in Riverside, Rhode Island for an approximate purchase price of $288,000. The acquisition will be accounted for by the purchase method of accounting.

     On March 17, 1999, the Company acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. The aggregate purchase price was approximately $31,500,000. This amount includes the repayment of outstanding debt of Citywide and $1,332,000 in payments related to noncompetition agreements entered into in connection with the acquisition, but is net of the $970,000 in positive working capital that Citywide had at the closing of the acquisition. In connection with the acquisition the Company acquired 6 FM and 3 AM radio stations in the Baton

                       CITADEL COMMUNICATIONS CORPORATION
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Rouge and Lafayette, Louisiana markets. The acquisition will be accounted for using the purchase method of accounting.

     For the year ended December 31, 1998, the Company's net broadcasting revenue would have been approximately $152,850,000 (unaudited) on a pro forma basis. This amount reflects net broadcasting revenue as if all the completed and pending acquisitions and dispositions had been completed as of January 1, 1997.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
 2.1       Asset Purchase Agreement dated November 23, 1998 by and
           among Wicks Broadcast Group Limited Partnership, WBG License
           Co., L.L.C., Butternut Broadcasting Company, Inc., WBG
           Binghamton License Co., Inc. and Citadel Broadcasting
           Company (incorporated by reference to Exhibit 2.1 to Citadel
           Communications Corporation's Amendment No. 1 to Current
           Report on Form 8-K/A filed December 16, 1998).
 3(i)      Amended and Restated Certificate of Incorporation of Citadel
           Communications Corporation (incorporated by reference to
           Exhibit 3(i) to Citadel Communications Corporation's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           June 30, 1998).
 3(ii)     Bylaws of Citadel Communications Corporation (incorporated by reference to Exhibit 3(ii) to Citadel Communications
           Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).
 4.1       Indenture dated as of July 1, 1997 among Citadel
           Broadcasting Company, Citadel License, Inc. and The Bank of
           New York, as Trustee, with the forms of 10 1/4% Senior
           Subordinated Notes due 2007 and 10 1/4% Series B Senior
           Subordinated Notes due 2007 included therein (incorporated by reference to Exhibit 4.1 to Citadel Broadcasting
           Company's Registration Statement No. 333-36771 on Form S-4).
 4.2       Indenture dated as of July 1, 1997 among Citadel
           Broadcasting Company, Citadel License, Inc. and The Bank of
           New York, as Trustee, with the forms of 13 1/4% Exchange
           Debentures due 2009 and 13 1/4% Series B Exchange Debentures
           due 2009 included therein (incorporated by reference to
           Exhibit 4.2 to Citadel Broadcasting Company's Registration
           Statement No. 333-36771 on Form S-4).
 4.3       Amendment to Certificate of the Designations, Voting Powers
           Preferences and Relative, Participating, Optional and Other
           Special Rights and Qualifications, Limitations or
           Restrictions of the 13 1/4% Series A Exchangeable Preferred
           Stock and the 13 1/4% Series B Exchangeable Preferred Stock
           of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(b) to Citadel Broadcasting Company's
           Registration Statement No. 333-36771 on Form S-4).
 4.4       Indenture dated as of November 19, 1998 among Citadel
           Broadcasting Company, Citadel License, Inc. and The Bank of
           New York, as Trustee, with the form of 9 1/4% Senior
           Subordinated Notes due 2008 included therein (incorporated by reference to Exhibit 4.1 to Citadel Communications
           Corporation's Current Report on Form 8-K filed November 30,
           1998).
 9         Amended and Restated Voting Trust Agreement dated as of
           October 15, 1997 among Citadel Communications Corporation,
           ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment
           Partners, L.P., Harlan Levy as Trustee, and J. Walter
           Corcoran and Christopher Hall (incorporated by reference to
           Exhibit 9 to Citadel Broadcasting Company's Registration
           Statement No. 333-36771 on Form S-4).
10.1*      Employment Agreement dated as of June 28, 1996 among
           Lawrence R. Wilson, Citadel Broadcasting Company and Citadel
           Communications Corporation (incorporated by reference to
           Exhibit 10.1 to Citadel Broadcasting Company's Registration
           Statement No. 333-36771 on Form S-4).
10.2*      Citadel Communications Corporation 1996 Equity Incentive
           Plan, as amended (incorporated by reference to Exhibit 10.2 to Citadel Broadcasting Company's Registration Statement No.
           333-36771 on Form S-4).
10.3*      Citadel Communications Corporation Nonqualified Stock Option
           Agreement made and entered into as of June 28, 1996 between
           Citadel Communications Corporation and Lawrence R. Wilson
           (incorporated by reference to Exhibit 10.3 to Citadel
           Broadcasting Company's Registration Statement No. 333-36771
           on Form S-4).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.4*      Form of Citadel Communications Corporation Stock Option
           Agreement for grants effective as of December 21, 1994
           (incorporated by reference to Exhibit 10.4 to Citadel
           Broadcasting Company's Registration Statement No. 333-36771
           on Form S-4).
10.5*      Form of Citadel Communications Corporation Stock Option
           Agreement for grants effective as of February 21, 1994
           (incorporated by reference to Exhibit 10.5 to Citadel
           Broadcasting Company's Registration Statement No. 333-36771
           on Form S-4).
10.6       Joint Sales Agreement dated as of December 15, 1995 among
           Pourtales Radio Partnership, Pourtales Holdings, Inc.,
           Springs Radio, Inc., KVUU/KSSS, Inc. and Citadel
           Broadcasting Company (incorporated by reference to Exhibit
           10.6 to Citadel Broadcasting Company's Registration
           Statement No. 333-36771 on Form S-4).
10.7       Amended and Restated Loan Agreement dated as of July 3, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           FINOVA Capital Corporation and the Lenders party thereto
           (incorporated by reference to Exhibit 10.18 to Citadel
           Broadcasting Company's Registration Statement No. 333-36771
           on Form S-4).
10.8       First Amendment to Loan Instruments dated July 15, 1997
           among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.28 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.9       Second Amendment to Loan Instruments dated September 25,
           1997 among Citadel Broadcasting Company, Citadel License,
           Inc., Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.29 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.10      Third Amendment to Loan Instruments dated October 15, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.30 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.11      Fourth Amendment to Loan Instruments dated November 4, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.12      Fifth Amendment to Loan Instruments dated December 24, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.32 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.13      Sixth Amendment to Loan Instruments dated February 12, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.33 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.14      Seventh Amendment to Loan Instruments dated March 24, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.34 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.15      Eighth Amendment to Loan Instruments dated April 21, 1998
           among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.35 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).
10.16      Ninth Amendment to Loan Instruments dated September 15, 1998 among Citadel Communications, Citadel Broadcasting Company,
           Citadel License, Inc., FINOVA Capital Corporation and the
           Lenders party thereto (incorporated by reference to Exhibit
           10.1 to Citadel Communications Corporation's Quarterly
           Report on Form 10-Q for the fiscal quarter ended September
           30, 1998).
10.17      Tenth Amendment to Loan Instruments dated November 3, 1998 among Citadel Communications Corporation, Citadel
           Broadcasting Company, Citadel License, Inc., FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Citadel Communications
           Corporation's Current Report on Form 8-K filed November 30,
           1998).
10.18      Eleventh Amendment to Loan Instruments dated November 17,
           1998 among Citadel Communications Corporation, Citadel
           Broadcasting Company, Citadel License, Inc., FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Citadel Communications
           Corporation's Current Report on Form 8-K filed November 30,
           1998).
10.19      Twelfth Amendment to Loan Instruments dated November 19,
           1998 among Citadel Communications Corporation, Citadel
           Broadcasting Company, Citadel License, Inc., FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to Citadel Communications
           Corporation's Current Report on Form 8-K filed November 30,
           1998).
10.20      Thirteenth Amendment to Loan Instruments dated as of January
           4, 1999 among Citadel Broadcasting Company, Citadel License,
           Inc., Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.32 to Citadel Broadcasting Company's
           Amendment No. 1 to Registration Statement No. 333-69009 on
           Form S-4).
10.21      Fourteenth Amendment to Loan Instruments dated as of
           February 9, 1999 among Citadel Broadcasting Company, Citadel
           License, Inc., Citadel Communications Corporation, FINOVA
           Capital Corporation and the Lenders party thereto
           (incorporated by reference to Exhibit 10.33 to Citadel
           Broadcasting Company's Amendment No. 3 to Registration
           Statement No. 333-69009 on Form S-4).
10.22      Fifteenth Amendment to Loan Instruments dated as of March
           16, 1999 among Citadel Broadcasting Company, Citadel
           License, Inc., Citadel Communications Corporation, FINOVA
           Capital Corporation and the Lenders party thereto.
10.23      Purchase Agreement dated November 12, 1998 by and among
           Citadel Broadcasting Company, Citadel Communications
           Corporation, Prudential Securities Incorporated and BT Alex.
           Brown Incorporated (incorporated by reference to Exhibit
           10.30 to Citadel Broadcasting Company's Registration
           Statement No. 333-69009 on Form S-4).
10.24      Registration Rights Agreement dated as of November 19, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Prudential Securities Incorporated and BT Alex. Brown
           Incorporated (incorporated by reference to Exhibit 10.31 to
           Citadel Broadcasting Company's Registration Statement No.
           333-69009 on Form S-4).
10.25*     Deschutes Option Exchange Agreement dated as of December 31,
           1996 by and between Citadel Communications Corporation and
           Edward T. Hardy (incorporated by reference to Exhibit 10.24 to Citadel Broadcasting Company's Amendment No. 1 to
           Registration Statement No. 333-36771 on Form S-4).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.26*     Deschutes Option Exchange Agreement dated as of December 31,
           1996 by and between Citadel Communications Corporation and
           Edward T. Hardy (incorporated by reference to Exhibit 10.25 to Citadel Broadcasting Company's Amendment No. 1 to
           Registration Statement No. 333-36771 on Form S-4).
10.27*     Form of Citadel Communications Corporation Stock Option
           Agreement for grants effective as of January 1, 1996
           (incorporated by reference to Exhibit 10.26 to Citadel
           Broadcasting Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997).
10.28      Third Amended and Restated Registration Rights Agreement
           dated as of June 28, 1996 among Citadel Communications
           Corporation, Lawrence R. Wilson, Claire Wilson, Baker
           Fentress & Company, ABRY Broadcast Partners II, L.P.,
           ABRY/Citadel Investment Partners, L.P., Oppenheimer & Co.,
           Inc., Bank of America Illinois, Christopher J. Perry, Robert
           F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M.
           Mann, Matthew W. Clary and Thomas E. VanPelt, Jr.
           (incorporated by reference to Exhibit 10.24 to Citadel
           Communications Corporation's Registration Statement No.
           333-51011 on Form S-1).
10.29      First Amendment to Third Amended and Restated Registration
           Rights Agreement dated as of December 31, 1996 among Citadel
           Communications Corporation, Lawrence R. Wilson, Claire
           Wilson, Baker Fentress & Company, ABRY Broadcast Partners
           II, L.P., ABRY/Citadel Investment Partners, L.P.,
           Oppenheimer & Co., Inc., Bank of America Illinois,
           Christopher J. Perry, Robert F. Perille, M. Ann O'Brien,
           Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl
           E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund
           Limited Partnership, Joseph P. Tennant, The Schafbuch Family
           Trust, Babson Capital Partners Limited Partnership, Tal
           Johnson, Edward T. Hardy and Ralph W. McKee (incorporated by reference to Exhibit 10.25 to Citadel Communications
           Corporation's Registration Statement No. 333-51011 on Form
           S-1).
10.30      Second Amendment to Third Amended and Restated Registration
           Rights Agreement dated as of September 26, 1997 among
           Citadel Communications Corporation, Lawrence R. Wilson,
           Claire Wilson, Baker Fentress & Company, ABRY Broadcast
           Partners II, L.P., ABRY/Citadel Investment Partners, L.P.,
           Oppenheimer & Co., Inc., Bank of America Illinois,
           Christopher J. Perry, Robert F. Perille, M. Ann O'Brien,
           Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl
           E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund
           Limited Partnership, Joseph P. Tennant, The Schafbuch Family
           Trust, Babson Capital Partners Limited Partnership, Tal
           Johnson, Edward T. Hardy, Ralph W. McKee, Philip J. Urso,
           Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas
           Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso
           and Juliet Rice (incorporated by reference to Exhibit 10.26 to Citadel Communications Corporation's Registration
           Statement No. 333-51011 on Form S-1).
10.31      Third Amendment to Third Amended and Restated Registration
           Rights Agreement dated as of October 15, 1997 among Citadel
           Communications Corporation, Lawrence R. Wilson, Claire
           Wilson, Baker Fentress & Company, ABRY Broadcast Partners
           II, L.P., ABRY/Citadel Investment. Partners, L.P.,
           Oppenheimer & Co., Inc., Bank of America Illinois,
           Christopher J. Perry, Robert F. Perille, M. Ann O'Brien,
           Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl
           E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund
           Limited Partnership, Joseph P. Tennant, The Schafbuch Family
           Trust, Babson Capital Partners Limited Partnership, Tal
           Johnson, Edward T. Hardy, Ralph W. McKee, Philip J. Urso,
           Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas
           Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso,
           Juliet Rice, Ted L. Snider, Sr., Jane J. Snider, Ted L.
           Snider, Jr. and Calvin G. Arnold (incorporated by reference to Exhibit 10.27 to Citadel Communications Corporation's
           Registration Statement No. 333-51011 on Form S-1).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.32      Amended and Restated Guaranty dated as of July 3, 1997 made by Citadel Communications Corporation for the benefit of
           FINOVA Capital Corporation, in its individual capacity and as Agent for the Lenders, as amended (incorporated by
           reference to Exhibit 10.36 to Citadel Communications
           Corporation's Amendment No. 2 to Registration Statement No.
           333-51011 on Form S-1).
21         Subsidiaries of Citadel Communications Corporation
           (incorporated by reference to Exhibit 21 to Citadel
           Communications Corporation's Registration Statement No.
           333-51011 on Form S-1).
23         Consent of KPMG LLP.
27         Financial Data Schedule.

---------------
* Management contract or management compensatory plan or arrangement

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act of 1934, as amended, the Registrant's file number under such Act is 000-24515.