Form 10-Q
period 1999-03-31
CITADEL COMMUNICATIONS CORP
filed 1999-05-07
CIK 921742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                       Commission file number: 000-24515

                       CITADEL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Nevada                                    86-0748219
-------------------------------------------------       ------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)


          City Center West, Suite 400,
   7201 West Lake Mead Blvd., Las Vegas, Nevada                   89128
--------------------------------------------------      ------------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (702) 804-5200
                                                    --------------

--------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
--------------------------------------------------------------------------------

         As of April 28, 1999 there were 26,041,136 shares of common stock, $.001 par value per share, outstanding.

                       Citadel Communications Corporation

                                    Form 10-Q
                                 March 31, 1999

                                      Index

                                                                            Page
                                                                            ----
Part I

   Item 1 -    Financial Statements.........................................  3

   Item 2 -    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................  9

   Item 3 -    Qualitative and Quantitative Disclosures about Market Risk... 18

Part II

   Item 1 -    Legal Proceedings............................................ 19

   Item 6 -    Exhibits and Reports on Form 8-K............................. 20


                    CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999          1998
                                                             -----------    ------------
                                                             (UNAUDITED)
                             ASSETS
Current assets:
     Cash and cash equivalents                                $ 31,615        $102,842
     Accounts receivable, less allowance for doubtful
          accounts of $2,232 in 1999 and $1,187 in 1998         35,734          34,197
     Notes receivable from related parties                         103             215
     Prepaid expenses                                            2,881           1,956
     Assets held for sale                                       25,954          25,938
                                                              --------        --------
              Total current assets                              96,287         165,148

Property and equipment, net                                     42,070          34,085
Intangible assets, net                                         335,173         268,790
Other assets                                                     4,344           4,238
                                                              --------        --------
                                                              $477,874        $472,261
                                                              ========        ========

              LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                         $  4,062        $  4,360
     Accrued liabilities                                        14,036          10,900
     Current maturities of other long-term obligations             270             287
                                                              --------        --------
              Total current liabilities                         18,368          15,547

Senior subordinated notes payable, net of discount             210,192         210,091
Other long-term obligations, less current maturities             1,023           1,041
Deferred tax liability                                          31,938          24,844

Exchangeable preferred stock                                   120,837         116,775

Shareholders' equity:
     Common stock, $.001 par value; authorized
        200,000,000 shares, issued and outstanding;
        26,036,634 and 25,728,771 shares as of March
        31, 1999 and December 31, 1998, respectively                26              26
     Additional paid-in capital                                134,530         137,899
     Deferred compensation                                        (988)         (1,044)
     Unrealized loss on hedging contract                          (189)           (236)
     Accumulated deficit                                       (37,863)        (32,682)
                                                              --------        --------
              Total shareholders' equity                        95,516         103,963
                                                              --------        --------

                                                              $477,874        $472,261
                                                              ========        ========


             See accompanying notes to consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               -------------------------------
                                                  1999                  1998
                                               ----------            ---------
Gross broadcasting revenue                     $   35,861            $  31,071
   Less agency commissions                         (3,228)              (2,932)
                                               ----------            ---------
     Net broadcasting  revenue                     32,633               28,139

Operating expenses:
   Station operating expenses                      24,626               21,897
   Depreciation and amortization                    7,003                5,946
   Corporate general and administrative             1,491                1,118
                                               ----------            ---------
       Operating expenses                          33,120               28,961

Operating loss                                       (487)                (822)

Nonoperating expenses (income):
   Interest expense                                 5,744                4,759
   Other (income) expense, net                       (631)                 (37)
                                               ----------            ---------
     Nonoperating expenses, net                     5,113                4,722

Loss before income taxes                           (5,600)              (5,544)

Income tax (benefit)                                 (419)                (429)
                                               ----------            ---------
Net loss                                           (5,181)              (5,115)

Dividend requirement for exchangeable
  preferred stock                                   4,013                3,572
                                               ----------            ---------

Net loss applicable to common shares           $   (9,194)           $  (8,687)
                                               ==========            =========

Basic and diluted net loss per
   common share                                $    (0.36)           $   (2.70)
                                               ==========            =========

Weighted average common shares
   outstanding                                 25,744,861            3,219,774
                                               ==========            =========


          See accompanying notes to consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                   1999                1998
                                                                 --------            --------
Net loss                                                         $(5,181)            $(5,115)

Other comprehensive income:
     Unrealized gain on hedging contract, net of tax                  47                  --
                                                                 -------             --------
Comprehensive loss                                               $(5,134)            $(5,115)
                                                                 =======             ========



          See accompanying notes to consolidated financial statements.

                            CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                               (IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------------
                                                                          1999                    1998
                                                                   -------------------     -------------------
Cash flows from operating activities:
     Net loss                                                       $ (5,181)                      $ (5,115)
     Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
     Depreciation and amortization                                      7,003                         5,946
     Amortization of debt issuance costs and debt discounts               253                            96
     Bad debt expense                                                     605                           258
     Deferred tax benefit                                                (478)                         (429)
     Deferred compensation                                                 56                            --
     Changes in assets and liabilities, net of acquisitions:
          (Increase) decrease in accounts receivable and notes
            receivable from related parties                              (749)                        1,145
          Increase in prepaid expenses                                   (908)                         (736)
          Decrease in other assets                                          2                           664
          Increase in accounts payable                                 (1,714)                       (1,816)
          (Decrease) increase in accrued liabilities                    3,214                          (992)
                                                                    ---------                      --------
     Net cash provided by (used in) operating activities                2,103                          (979)

Cash flows from investing activities:
     Capital expenditures                                                (927)                         (186)
     Capitalized acquisition/IPO costs                                   (691)                         (858)
     Cash paid to acquire stations                                    (72,029)                      (20,431)
     Deposits for pending acquisitions                                     --                           650
                                                                    ---------                      --------
     Net cash used in investing activities                            (73,647)                      (20,825)

Cash flows from financing activities:
     Proceeds from exercise of stock options                              693                            41
     Proceeds from notes payable                                           --                        17,000
     Principal payments on other long-term obligations                    (92)                          (55)
     Payment of debt issuance costs                                      (284)                          (75)
                                                                    ---------                      --------
     Net cash provided by financing activities                            317                        16,911

Net decrease in cash and cash equivalents                             (71,227)                       (4,893)

Cash and cash equivalents, beginning of period                        102,842                         7,685
                                                                    ---------                      --------

Cash and cash equivalents, end of period                            $  31,615                      $  2,792
                                                                    =========                      ========




          See accompanying notes to consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      General

Citadel Communications Corporation was formed March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company ("Citadel Broadcasting"). Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting. Citadel Broadcasting and Citadel License own and operate radio stations and hold Federal Communication Commission licenses in Arkansas, California, Colorado, Idaho, Louisiana, Michigan, Montana, Nevada, New Mexico, Oregon, Pennsylvania, Rhode Island, Utah and Washington. In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

(2)      Basis of Presentation

The accompanying unaudited consolidated financial statements of Citadel Communications Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(3)      Recent Transactions

On January 4, 1999, Citadel Broadcasting acquired radio station WBHT-FM in Wilkes-Barre, Pennsylvania for a purchase price of approximately $1.3 million. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, Citadel Broadcasting operated WBHT-FM under a local marketing agreement since July 3, 1997.

On January 13, 1999, Citadel Broadcasting entered into an asset purchase agreement to sell substantially all of the assets of its 18 FM and 7 AM radio stations in Eugene and Medford, Oregon, Tri-Cities, Washington, Billings, Montana and Johnstown and State College, Pennsylvania for an approximate sale price of $26.0 million. The sale is expected to close in the third quarter of 1999.

On February 9, 1999, Citadel Broadcasting acquired the assets of 62nd Street Broadcasting of Saginaw, LLC for approximately $35.0 million. The acquisition of these assets included 5 FM radio stations and 1 AM radio station in Saginaw/Bay City, Michigan. The acquisition was accounted for using the purchase method of accounting.

On February 17, 1999, Citadel Broadcasting acquired radio stations WHYL-AM/FM in Carlisle, Pennsylvania for approximately $4.5 million. The acquisition was accounted for using the purchase method of accounting. In conjunction with this acquisition, Citadel Broadcasting acquired real estate used in the operation of WHYL-AM/FM for a purchase price of approximately $300,000.

On March 2, 1999, Citadel Broadcasting acquired Brainiac Services, Inc., an internet service provider, in Riverside, Rhode Island for approximately $300,000. The acquisition was accounted for using the purchase method of accounting.

On March 17, 1999, Citadel Broadcasting acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. The aggregate purchase price was approximately $31.5 million. In connection with the acquisition, Citadel Broadcasting acquired 6 FM and 3 AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. The acquisition was accounted for using the purchase method of accounting.

(4)      Subsequent Events

On April 30, 1999, Citadel Broadcasting purchased radio stations KVOR-AM and KTWK-AM in Colorado Springs and radio stations KEYF-AM/FM in Spokane from Capstar Acquisition Company, Inc. ("Capstar") for an aggregate purchase price of approximately $10.0 million. In addition, Citadel Broadcasting exchanged radio station KKLI-FM in Colorado Springs for Capstar's radio station KSPZ-FM in Colorado Springs. The acquisitions will be accounted for using the purchase method of accounting.

On April 30, 1999, Citadel Broadcasting entered into agreements to acquire all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc., which, at the time of the closing will own a total of 10 FM radio stations, in Portsmouth, New Hampshire and Portland, Maine, for an approximate purchase price of $65.3 million, which amount includes the assumption or repayment of certain outstanding indebtedness of Fuller-Jeffrey and approximately $1.8 million in payments relating to a consulting and non-competition agreement to be entered into in connection with the acquisition. The acquisition is expected to be completed in the third quarter of 1999 and will be accounted for using the purchase method of accounting.

On January 11, 1999, Citadel Broadcasting exercised its options to purchase WKQV-FM and WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania and on May 3, 1999, Citadel Broadcasting purchased WKQV-FM for approximately $1.0 million. The acquisition of WKQV-AM, having an approximate purchase price of $0.4 million, has not yet closed. Citadel Broadcasting had operated WKQV-FM and operates WKQV-AM under a local marketing agreement and a joint sales agreement, respectively, since July 3, 1997. The acquisitions will be accounted for using the purchase method of accounting.

On May 3, 1999, Citadel Broadcasting purchased KNJY-FM in Spokane, Washington for approximately $4.2 million. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Communications Corporation and its subsidiary (collectively the "Company"), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

         Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the captions "Year 2000 Matters" and "Certain Investment Considerations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

GENERAL

     Citadel Communications Corporation was formed March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company ("Citadel Broadcasting"). Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting. Citadel Communications Corporation, Citadel Broadcasting and Citadel License are collectively referred to as the "Company." Citadel Broadcasting and Citadel License own and operate radio stations and hold Federal Communication Commission licenses in Arkansas, California, Colorado, Idaho, Louisiana, Michigan, Montana, Nevada, New Mexico, Oregon, Pennsylvania, Rhode Island, Utah and Washington. In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

     General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company operates experience weak economic conditions that may negatively affect the revenue of the Company. However, management believes that this impact is somewhat mitigated by the Company's diverse geographical presence. In addition, the Company's financial results are also dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

     In the following analysis, management discusses the Company's broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Earnings before interest, taxes, depreciation and amortization, or EBITDA, consists of operating income (loss) before depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

     The principal source of the Company's revenue is the sale of broadcasting time on its radio stations for advertising. As a result, the Company's revenue is affected primarily by the advertising rates its radio stations charge. Correspondingly, the rates are based upon a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Each of the Company's stations has a general pre-determined level of on-air inventory that it makes available for advertising, which may be different at different times of the day and tends to remain stable over time.

     The Company's revenue varies throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenue, and the fourth quarter generally produces the highest revenue.

     The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotional expenses. The Company strives to control these expenses by working closely with local station management. The Company also incurs and will continue to incur significant depreciation, amortization and interest expense as a result of completed and anticipated future acquisitions of stations and existing and future borrowings.

     The Company's internet service provider recorded gross revenue, operating income and net income (loss) of $1.4 million, $0.2 million and $(0.2) million, respectively, for the three months ended March 31, 1999. The revenue generated from the internet service provider has been included in broadcasting revenue as the amount is not considered material to understanding the changes in the results of operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

RESULTS OF OPERATIONS

         The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The Company's acquisitions in the first quarter of 1999 and during the year ended 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

         1998 Acquisitions and Dispositions: WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania were acquired on January 2, 1998. KQFC-FM, KKGL-FM and KBOI-AM in Boise, Idaho were acquired on February 12, 1998. WCTP-FM, WCTD-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania were acquired on March 26, 1998. KIZN-FM and KZMG-FM in Boise, Idaho were acquired on April 21, 1998. On July 7, 1998, the Company disposed of WEST-AM in Allentown, Pennsylvania, in connection with a prior acquisition. The Company also disposed of all of the stations in the Quincy, Illinois market on October 8, 1998. KAAY-AM in Little Rock, Arkansas was acquired on November 17, 1998. In conjunction with this acquisition, the Company sold KRNN-AM in Little Rock, Arkansas. Digital Planet in Salt Lake City, Utah was acquired on September 18, 1998. Internet Technology Systems, Inc. in Salt Lake City, Utah was acquired on September 30, 1998. In Quo, The Johnson Connection, LLC and the Friendly Net, LLC in Salt Lake City, Utah were acquired on October 15, 1998, October 26, 1998 and December 8, 1998, respectively.

         1999 First Quarter Acquisitions: WBHT-FM in Wilkes-Barre, Pennsylvania was acquired on January 4, 1999. Prior to the acquisition, Citadel Broadcasting had operated WBHT-FM under a local marketing agreement since July 3, 1997. On February 9, 1999 Citadel Broadcasting acquired the assets of 62nd Street Broadcasting of Saginaw, LLC. The acquisition of these assets included 5 FM radio stations and 1 AM radio station in Saginaw/Bay City, Michigan. WHYL-AM/FM in Carlisle, Pennsylvania were acquired on February 17, 1999. On March 17, 1999, Citadel Broadcasting acquired all of the outstanding shares of capital stock of Citywide Communications, Inc and all of the outstanding warrants to acquire shares of capital stock of Citywide. In connection with the acquisition, Citadel Broadcasting acquired 6 FM and 3 AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. Brainiac Services, Inc, an internet service provider, in Riverside, Rhode Island was acquired on March 2, 1999.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET BROADCASTING REVENUE. Net broadcasting revenue increased $4.5 million or 16% to $32.6 million for the three months ended March 31, 1999 from $28.1 million for the three months ended March 31, 1998. For stations owned and operated over the comparable periods in 1999 and 1998, net broadcasting revenue improved $3.3 million or 11.9% to $31.1 million in 1999 from $27.8 million in 1998, primarily due to increased ratings and improved selling efforts.

         STATION OPERATING EXPENSES. Station operating expenses increased $2.7 million or 12.3% to $24.6 million for the three months ended March 31, 1999 from $21.9 million for the three months ended March 31, 1998. The increase was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after March 31, 1998.

         BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $1.8 million or 29.0% to $8.0 million for the three months ended March 31, 1999 from $6.2 million for the three months ended March 31, 1998. For stations owned and operated over the comparable periods in 1998 and 1999, broadcast cash flow increased $1.2 million or 19.4% to $7.4 million in 1999 from $6.2 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 24.5% for the three months ended March 31, 1999 compared to 22.1% for the three months ended March 31, 1998.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased $0.4 million or 36.4% to $1.5 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. The increase was due primarily to non-recurring costs to relocate the corporate offices to Nevada, an increase in staffing levels needed to support the Company's growth and increased professional fees and expenses due to public company reporting requirements.

         EBITDA. As a result of the factors described above, EBITDA increased $1.4 million or 27.5% to $6.5 million for the three months ended March 31, 1999 from $5.1 million for the three months ended March 31, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.1 million or 18.6% to $7.0 million for the three months ended March 31, 1999 from $5.9 million for the three months ended March 31, 1998, primarily due to radio station acquisitions completed during 1998 and in the first quarter 1999.

         INTEREST EXPENSE. Interest expense increased $0.9 million or 18.8% to $5.7 million for the three months ended March 31, 1999 from $4.8 million for the three months ended March 31, 1998, primarily due to interest expense associated with Citadel Broadcasting's 9-1/4% Senior Subordinated Notes issued on November 19, 1998 offset by a repayment of Citadel Broadcasting's credit facility in the third quarter of 1998 from the net proceeds of the Company's initial public offering of its common stock in July 1998.

         INCOME TAX BENEFIT. The income tax benefit for the three months ended March 31, 1999 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Recent liquidity needs have been driven by the Company's acquisition strategy. The Company's principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. The Company's acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of the Company's capital resources. The Company expects that its debt service and capital expenditure obligations within the next twelve months, without regard to further acquisitions, will include approximately $21.0 million for interest on Citadel Broadcasting's 10-1/4% Senior Subordinated Notes and Citadel Broadcasting's 9-1/4% Senior Subordinated Notes and approximately $2.2 million for capital expenditures. Citadel Broadcasting's 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

         At March 31, 1999, the Company held approximately $31.6 million in cash and cash equivalents and had $135.0 million in unborrowed availability under Citadel Broadcasting's credit facility.

         For the three months ended March 31, 1999, net cash provided by operations increased to $2.1 million from a net cash used in operations of $1.0 million for the comparable 1998 period, primarily due to increases in depreciation and amortization and accrued liabilities, offset by increases in accounts receivables.

         For the three months ended March 31, 1999, net cash used in investing activities, primarily for station acquisitions, increased to $73.6 million from $20.8 million in the comparable 1998 period.

         For the three months ended March 31, 1999, net cash provided by financing activities was $0.3 million compared to $16.9 million in the comparable 1998 period. This decrease is the result of increased borrowings in the 1998 period for station acquisitions. No additional borrowings were required in the 1999 period for station acquisitions.

         CREDIT FACILITY. On July 3, 1997, Citadel Broadcasting and Citadel License entered into an amended and restated financing agreement which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997. The maximum available loan commitment at March 31, 1999 was $135.0 million. At March 31, 1999, no amounts were outstanding under the credit facility. Citadel Broadcasting must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average outstanding principal balance for the preceding quarter, multiplied by .125% or, if the total leverage ratio, determined in accordance with the agreement, calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%.

         The credit facility prohibits Citadel Broadcasting from paying cash dividends on its capital stock. Similarly, the credit facility restricts the ability of Citadel License to pay cash dividends or make other distributions in respect of its capital stock. Citadel Broadcasting is not dependent in any material respect on the receipt of dividends or other payments from Citadel License. The credit facility also contains other customary restrictive covenants, which, among other things, and with certain exceptions, limit the ability of Citadel Broadcasting and Citadel License to incur additional indebtedness and liens, enter into transactions with affiliates, consolidate, merge or effect asset sales, issue additional stock, make capital or overhead expenditures, make investments, loans or prepayments or change the nature of their business. Citadel Broadcasting and Citadel License are also required to satisfy financial covenants, which require Citadel Broadcasting and Citadel License to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum leverage, senior debt leverage, minimum interest coverage and minimum fixed charges. Citadel Broadcasting and Citadel License are in compliance with the financial ratios and financial condition tests in their debt obligations.

         SENIOR SUBORDINATED NOTES. On July 3, 1997, Citadel Broadcasting completed the issuance of $101.0 million of 10 1/4% Senior Subordinated Notes due 2007 ("10 1/4% notes"). Interest is payable semi-annually. The 10 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10 1/4% notes. In addition, at any time prior to July 1, 2000, Citadel Broadcasting may, at its option, redeem a portion of the 10 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 10 1/4% notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption.

         On November 19, 1998, Citadel Broadcasting completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008 ("9 1/4% notes"). Interest is payable semi-annually. The 9 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, Citadel Broadcasting may, at its option, redeem the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption.

         The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At March 31, 1999, Citadel Broadcasting was in compliance with all covenants under the indentures.

         EXCHANGEABLE PREFERRED STOCK. On July 3, 1997, Citadel Broadcasting sold an aggregate of 1,000,000 shares of its 13 1/4% Exchangeable Preferred Stock. Dividends on the exchangeable preferred stock accrue at the rate of 13 1/4% per annum and are payable semi-annually. On or prior to July 1, 2002, dividends are payable in additional shares of exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of Citadel Broadcasting, in cash. Thereafter, all dividends will be payable only in cash. To date, Citadel Broadcasting has paid all dividends in additional shares of exchangeable preferred stock. Citadel Broadcasting will be required to redeem the exchangeable preferred stock on July 1, 2009, subject to the legal availability of funds therefor, at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption.

         Citadel Broadcasting may redeem the exchangeable preferred stock, in whole or in part, at the option of Citadel Broadcasting, at any time on or after July 1, 2002, at the redemption prices set forth in the Certificate of Designation governing the exchangeable preferred stock (ranging from 107.729% to 101.104%), plus accumulated and unpaid dividends, if any, to the date of redemption. In addition, at any time prior to July 1, 2000, Citadel Broadcasting may, at its option, redeem up to an aggregate of 35% of the shares of exchangeable preferred stock with the net proceeds of one or more Public Equity Offerings (as defined in the Certificate of Designation governing the exchangeable preferred stock), at a redemption price equal to 113.25% of the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption; provided, however, that after any such redemption there is outstanding at least $75.0 million aggregate liquidation preference of the exchangeable preferred stock.

         The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. At March 31, 1999, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

         PENDING ACQUISITIONS AND DISPOSITION. There are several transactions currently pending which, if completed, would result in the Company purchasing 20 FM and seven AM radio stations and selling 18 FM and seven AM radio stations. The total cash required to fund the pending acquisitions is expected to be approximately $142.7 million. The Company expects to receive $25.5 million in cash and a $0.5 million promissory note from the pending disposition. The consummation of the pending transactions is subject to certain conditions, including the approval of the Federal Communication Commission. Although the Company believes these closing conditions will be satisfied in each case, there can be no assurance thereof.

         RECENTLY COMPLETED ACQUISITIONS. Subsequent to March 31, 1999, the Company acquired one FM radio station in exchange for another FM radio station, and it also acquired a total of three FM and three AM radio stations for an aggregate purchase price of approximately $15.1 million.

         CAPITAL EXPENDITURES. The Company had capital expenditures of $0.9 million for the three months ended March 31, 1999. The Company's equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

         In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities, revolving loans under the Company's credit facility and proceeds from the pending disposition should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

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

         The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of Year 2000 problems, (3) remediation of identified problems, (4) testing of systems for the Year 2000 readiness and (5) contingency planning for the worst-case scenarios.

         Inventories have been completed for all mission critical Company software applications and hardware systems, and the Company has substantially completed an inventory of at-risk non-information technology systems and expects to complete the inventory in the second quarter of 1999. The project team is currently assessing compliance issues related to the Company's information hardware and software, and expects to complete such assessment in the second quarter of 1999. The Company expects that some amount of the testing will be performed during this assessment phase. Additional testing is expected to continue throughout the third quarter of 1999.

         In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, the Company completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. The Company intends to complete Year 2000 testing of this software in the second quarter of 1999. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. The Company anticipates that evaluation for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems for stations currently owned by the Company will be completed during the second quarter of 1999. The Company expects that the accounting and traffic systems for stations that it may acquire will be converted to the software used for its other stations. The cost of any necessary hardware upgrades for these systems for stations acquired cannot be quantified at this time.

         Satellite delivered programs, which are delivered to the Company's radio stations from outside sources, represent a third party risk to the Company arising from the Year 2000 issue. The Company has sent questionnaires to each of the vendors of these programs during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. Until those questionnaires are returned and reviewed, the Company is unable to determine the potential for disruption in its programming arising from this third party risk. If the Company does not receive reasonable assurances regarding Year 2000 compliance from any vendor of these programs, the Company would then develop contingency plans for alternative programming.

         The Company is currently reviewing a proposal to update and expand the digital automation systems used in the Company. Although not directly related to the Year 2000 problem, the expansion and replacement of these systems, which the Company anticipates would be completed by the end of December 1999, would minimize or eliminate Year 2000 problems associated with these systems. If the Company elects not to pursue such expansion, it anticipates that the total cost of replacing the non-compliant digital components in its current digital automation systems would be approximately $0.5 million and that the replacement would be completed by the end of December 1999. The cost of replacing non-compliant digital components at stations that may be acquired by the Company cannot be quantified at this time.

         The Company recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software and hardware vendors. No material expansion is scheduled for this division prior to the year 2000.

         In addition to identification of those mission critical systems, the Company has identified the top 10 advertisers on each of its radio stations at December 31, 1998. Questionnaires were sent to each of these advertisers during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. The Company intends to send such questionnaires to the top 10 advertisers on each of the radio stations it acquires and such questionnaires have been sent for the recently acquired stations in Saginaw/Bay City, Michigan and Baton Rouge and Lafayette, Louisiana. In addition, questionnaires are also being sent to various equipment vendors, utility and telephone companies, banks and other lending institutions that provide substantial products and services to the Company. Until the questionnaires are returned and reviewed, the Company is unable to determine the effect of these third party risks on the Company's operations. There can be no assurance that the Company will be successful in finding alternative Year 2000 compliant advertisers, suppliers and service providers, if required.

         The Company also intends to solicit information regarding its critical internal non-information technology systems such as telephones and HVAC in the second quarter of 1999. Any required remediation and testing of the Company's non-information technology systems at its current stations is expected to be completed by June 1999. The Company intends to promptly extend this inquiry to stations it acquires.

         The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. Preliminary contingency plans are expected to be completed during the second quarter of 1999 and comprehensive contingency plans are estimated to be completed by the second or third quarter of 1999. At this time, the Company does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include
(i) disruptions in the supply of satellite delivered programs and (ii) diminished demand for advertising time arising from Year 2000 problems both specific to the Company's advertisers or more generally related to the potential for economic disruptions related to the Year 2000 issues.

         Based on its current assessment efforts, the Company does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on the Company's financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on the Company.

CERTAIN INVESTMENT CONSIDERATIONS

         SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company is highly leveraged. At March 31, 1999, Citadel Broadcasting had outstanding senior subordinated notes payable, net of discount, of approximately $210.2 million. At March 31, 1999, Citadel Broadcasting's exchangeable preferred stock had an aggregate liquidation preference of $120.8 million. At March 31, 1999, the Company had shareholder's equity of approximately $95.5 million. The Company's high degree of leverage will have important consequences, including the following:

          o A substantial portion of the cash flow of the Company will be used to pay interest expense, which will reduce the funds which would otherwise be available to fund operations and future business opportunities,

          o The ability of the Company to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, if needed, may be impaired,

          o The Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage, and

          o The Company's high degree of leverage will make it more vulnerable to a downturn in its business or in the economy in general.

     The Company's ability to satisfy its debt obligations and to pay cash dividends on, and to satisfy the redemption obligations in respect of, the exchangeable preferred stock, will depend upon its future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned acquisitions and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of its debt service and other obligations in the future, and there can be no assurance that the Company would be able to obtain sufficient funding to satisfy its debt service and other obligations.

     RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS. The covenants in Citadel Broadcasting's credit facility and in the agreements governing its other outstanding debt and its exchangeable preferred stock restrict, among other things, Citadel Broadcasting's ability to incur additional debt, incur liens on non-senior debt, pay dividends or make certain other restricted payments, purchase its capital stock, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. In addition, Citadel Broadcasting's credit facility contains limits on future acquisitions and capital expenditures without lender consent. This may adversely affect the Company's ability to pursue its acquisition strategy. Citadel Broadcasting's credit facility also requires Citadel Broadcasting to maintain specific financial ratios and to satisfy certain financial condition tests. The ability of Citadel Broadcasting to meet those financial ratios and financial conditions can be affected by events beyond its control, and there can be no assurance that those tests will be met. A breach of any of these covenants could result in a default under the credit facility and/or the agreements governing Citadel Broadcasting's other outstanding debt and its exchangeable preferred stock. In the event of a default under Citadel Broadcasting's credit facility, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If Citadel Broadcasting were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. If the maturity of borrowings under the credit facility were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full indebtedness under the credit facility and other indebtedness of Citadel Broadcasting. Substantially all of the assets of Citadel Broadcasting are pledged as collateral under the credit facility. The Company has pledged all of the outstanding shares of the common stock of Citadel Broadcasting to secure its guarantee of the credit facility.

     In the event that, after July 1, 2002, cash dividends on Citadel Broadcasting's exchangeable preferred stock are in arrears and unpaid for two or more semi-annual dividend periods, whether or not consecutive, holders of the exchangeable preferred stock will be entitled to elect two directors of Citadel Broadcasting. This right to elect directors could limit the Company's control over Citadel Broadcasting. The indentures governing Citadel Broadcasting's 9 1/4% notes and 10 1/4% notes and its credit facility restrict Citadel Broadcasting from paying dividends on or repurchasing, redeeming or otherwise acquiring any shares of capital stock, including its exchangeable preferred stock.

     HISTORY OF NET LOSSES. The Company had a net loss of $3.9 million, $5.3 million and $5.2 million for the years ended December 31, 1998 and December 31, 1997 and the three months ended March 31, 1999, respectively. The primary reason for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. If the Company continues to acquire additional stations, these charges will probably increase. The Company expects to continue to experience net losses through at least 1999.

     LIMITATIONS ON ACQUISITION STRATEGY. Although the Company believes that its acquisition strategies are reasonable, there can be no assurance that it will be able to implement its plans without delay or that, when implemented, its efforts will result in the increased broadcast cash flow or other benefits currently anticipated by the Company's management. In addition, there can be no assurance that the Company will not encounter unanticipated problems or liabilities in connection with acquired stations.

     The Company's acquisition strategy involves numerous other risks, including but not limited to:

         o Difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations,

         o The diversion of management's attention from other business concerns, and

         o        The potential loss of key employees of acquired stations.

     The Company competes and expects to continue to compete with many other buyers for the acquisition of radio stations. Many of those competitors have greater financial and other resources than those of the Company. In addition, the Company may find fewer acceptable acquisition opportunities in the future.

     POTENTIAL DIFFICULTIES IN COMPLETING PENDING AND FUTURE TRANSACTIONS DUE TO GOVERNMENTAL REVIEW. The completion of each of the Company's pending transactions is, and future transactions it may consider will likely be, subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the license transfer approval process of the Federal Communications Commission ("FCC"). Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require the Company to abandon an otherwise attractive opportunity.

     SIGNIFICANT COMPETITION IN THE RADIO BROADCASTING INDUSTRY. The Company's radio stations face heavy competition from other radio stations in each market for audience share and advertising revenue. The Company also competes with other media such as television, newspapers, direct mail and outdoor advertising for advertising revenue. A decrease in either audience share or advertising revenue could result in decreased cash flow, which could impair the Company's ability to, among other things, service its debt obligations. The radio broadcasting industry is also facing competition from new media technologies that are being developed such as the following:

         o Audio programming by cable television systems, direct broadcasting satellite systems and other digital audio broadcasting formats,

         o Satellite-delivered Digital Audio Radio Service, which could result in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs, and

         o In-Band-On-Channel digital radio, which could provide digital radio services in the same frequency range currently occupied by traditional AM and FM radio services.

     The Company cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on the Company's radio broadcasting business.

     IMPORTANCE OF CERTAIN MARKETS. The Albuquerque, Salt Lake City, Modesto, Little Rock and Providence markets are particularly important for the Company's financial well-being. A significant decline in net broadcasting revenue from its stations in these markets, as a result of a ratings decline or otherwise, could have a material adverse effect on the Company's operations and financial condition.

     EXTENSIVE REGULATION OF THE RADIO BROADCASTING INDUSTRY. The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Issuance, renewal or transfer of radio broadcast station operating licenses requires FCC approval, and the Company cannot operate its radio stations without FCC licenses. The failure to renew the Company's licenses could prevent it from operating the affected stations and generating revenue from them. If the FCC decides to include conditions or qualifications in any of the Company's licenses, the Company may be limited in the manner in which it may operate the affected station. The Company is experiencing delays in renewing four of its licenses in Salt Lake City.

     The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among other things, an entity's officers, directors and stockholders to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules could affect the Company's acquisition strategy because they may prevent the Company from acquiring additional stations in a particular market.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of March 31, 1999, no amounts were outstanding under the credit facility. The Company evaluates its exposure to interest rate risk by monitoring changes in interest rates in the market place.

         To manage interest rate risk, the Company entered into an interest rate swap agreement on December 10, 1996. The notional amount outstanding as of March 31, 1999, and the expected notional amount to be outstanding as of December 10, 1999, the maturity date of the agreement, is approximately $63.5 million. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The Company receives a variable rate on the notional amount and pays a fixed rate of 5.615%. The variable rate is based on LIBOR and is adjusted quarterly based on the original agreement dated December 10, 1996. LIBOR in effect under the swap agreement as of March 10, 1999, was 4.93813%.

         The fair market value of the Company's interest rate swap was a net liability of approximately $315,000 as of March 31, 1999.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

         The Department of Justice initiated a civil investigation on October 9, 1996 regarding the Company's now-terminated joint sales agreement relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado. Pursuant to the investigation, the Department of Justice requested information to determine whether the joint sales agreement constituted a de facto merger, resulting in a combination or contract in restraint of trade. The Company and the other interested party reached an agreement with the Department of Justice to drop its investigation. On April 28, 1999, the Department of Justice filed a lawsuit in the United States District Court for the District of Columbia against the Company and Triathlon Broadcasting Company alleging that they eliminated price competition between their radio stations. A proposed Final Judgement, the terms of which were stipulated by the parties, was also filed with the court on April 28, 1999. The proposed Final Judgement is expected to become final after the expiration of the 60-day comment period required by law. The proposed Final Judgement would:


         o Order the Company to terminate the joint sales agreement referenced above,

         o Prohibit the Company from acquiring any other radio stations that sell radio advertising time in either Colorado Springs or Spokane, unless the Company complies with the notice, additional information and waiting requirements in the proposed Final Judgment, and

         o Prohibit the Company from entering into any joint sales agreement or any other cooperative selling arrangement with any other operator of radio stations that sells or helps to sell advertising time in either Colorado Springs or Spokane unless the Company complies with the notice, additional information and waiting requirements in the proposed Final Judgement.

         The joint sales agreement was terminated on April 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                                     EXHIBIT INDEX
                                                        -------------

                  Exhibit
                  Number                             Description of Exhibit
                  ------                             ----------------------

                    27                      Financial Data Schedule


(b)      Reports on Form 8-K

         On February 17, 1999, Citadel Communications Corporation (the "Company") filed with the Securities Exchange Commission a Current Report on Form 8-K. The report was filed to publicly disseminate updated pro forma financial information of the Company.


         (i)      Financial Statements. No Financial Statements were filed.

         (ii) Pro Forma Financial Information. The following pro forma financial information of Citadel Communications Corporation and Subsidiary were filed.

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

                  Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997

                  Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

                  Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997

                  Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

                  Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1998

                  Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CITADEL COMMUNICATIONS CORPORATION


Date: May 7, 1999                By: /s/  LAWRENCE R. WILSON
      --------------------          --------------------------------------------
                                    Lawrence R. Wilson
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

Date: May 7, 1999                By: /s/  DONNA L. HEFFNER
      --------------------          --------------------------------------------
                                    Donna L. Heffner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
     Number                                            Description of Exhibit
     ------                                            ----------------------

      27                                               Financial Data Schedule