Form 10-Q
period 1999-06-30
CITADEL COMMUNICATIONS CORP
filed 1999-08-13
CIK 921742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to ____________

                        Commission file number: 000-24515

                       CITADEL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                               86-0748219
 ----------------------------------------       ------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

         City Center West, Suite 400,
 7201 West Lake Mead Blvd., Las Vegas, Nevada                   89128
------------------------------------------------      ------------------------
  (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (702) 804-5200
                                                   ------------------

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

         As of August 6, 1999 there were 31,284,938 shares of common stock, $.001 par value per share, outstanding.

                       Citadel Communications Corporation

                                    Form 10-Q
                                  June 30, 1999

                                      Index

                                                                       Page
                                                                      ------

 Part I

         Item 1 -  Financial Statements.................................  3
         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........  8
         Item 3 -  Qualitative and Quantitative Disclosures
                   about Market Risk.................................... 18

  Part II

         Item 1 -  Legal Proceedings.................................... 19
         Item 5 -  Other Information.................................... 20
         Item 6 -  Exhibits and Reports on Form 8-K..................... 26

PART I

ITEM 1. FINANCIAL STATEMENTS

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,            DECEMBER 31,
                                                                      1999                  1998
                                                                      ----                  ----
                                                                  (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                     $  68,680             $ 102,842
     Accounts receivable, less allowance for doubtful
          accounts of $2,110 in 1999 and $1,187 in 1998               41,094                34,197
     Due from related parties                                            124                   215
     Prepaid expenses                                                  3,149                 1,956
     Assets held for sale                                             25,974                25,938
                                                                   ---------             ---------
              Total current assets                                   139,021               165,148

Property and equipment, net                                           59,659                34,085
Intangible assets, net                                               412,150               268,790
Other assets                                                           4,377                 4,238
                                                                   ---------             ---------
                                                                   $ 615,207             $ 472,261
                                                                   =========             =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $   3,395             $   4,360
     Accrued liabilities                                              11,988                10,900
     Current maturities of other long-term obligations                   212                   287
                                                                   ---------             ---------
              Total current liabilities                               15,595                15,547

Senior subordinated notes payable, net of discount                   210,295               210,091
Other long-term obligations, less current maturities                   1,004                 1,041
Deferred tax liability                                                31,354                24,844

Exchangeable preferred stock                                         124,900               116,775

Shareholders' equity:
     Common stock, $.001 par value; authorized
        200,000,000 shares, issued and outstanding;
        31,277,723 and 25,728,771 shares as of June
        30, 1999 and December 31, 1998, respectively                      31                    26
     Additional paid-in capital                                      270,202               137,899
     Deferred compensation                                              (932)               (1,044)
     Unrealized loss on hedging contract                                 (52)                 (236)
     Accumulated deficit                                             (37,190)              (32,682)
                                                                   ---------             ---------
              Total shareholders' equity                             232,059               103,963
                                                                   ---------             ---------

                                                                   $ 615,207             $ 472,261
                                                                   =========             =========



See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE DATA)

                                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                                                --------                                     --------
                                                      1999                   1998                 1999                    1998
                                                      ----                   ----                 ----                    ----
Gross broadcasting revenue                        $     46,886          $     38,618          $     82,747          $     69,689
  Less agency commissions                               (4,442)               (3,834)               (7,670)               (6,765)
                                                  ------------          ------------          ------------          ------------
   Net broadcasting revenue                             42,444                34,784                75,077                62,924

Operating expenses:

  Station operating expenses                            27,080                23,542                51,706                45,440
  Depreciation and amortization                          8,121                 7,017                15,124                12,963
  Corporate general and administrative                   1,396                 1,151                 2,886                 2,269
                                                  ------------          ------------          ------------          ------------
        Operating expenses                              36,597                31,710                69,716                60,672

Operating income                                         5,847                 3,074                 5,361                 2,252

Nonoperating expenses (income):
    Interest expense                                     5,738                 5,283                11,482                10,042
    Other (income) expense, net                            (79)                  (42)                 (709)                  (79)
                                                  ------------          ------------          ------------          ------------
    Nonoperating expenses, net                           5,659                 5,241                10,773                 9,963


    Income (loss) before income taxes                      188                (2,167)               (5,412)               (7,711)

    Income tax (benefit)                                  (485)                 (454)                 (903)                 (883)
                                                  ------------          ------------          ------------          ------------
    Net income (loss)                                      673                (1,713)               (4,509)               (6,828)

    Dividend requirement for exchangeable
       preferred stock                                   4,013                 3,572                 8,025                 7,144
                                                  ------------          ------------          ------------          ------------

    Net loss applicable to common shares          $     (3,340)         $     (5,285)         $    (12,534)         $    (13,972)
                                                  ============          ============          ============          ============

     Basic and diluted net loss per
        common share                              $      (0.13)         $      (1.52)         $      (0.48)         $      (4.18)
                                                  ============          ============          ============          ============

     Weighted average common shares
        outstanding                                 26,463,744             3,468,449            26,128,579             3,344,798
                                                  ============          ============          ============          ============


See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                                  --------                          --------
                                                             1999           1998             1999             1998
                                                             ----           ----             ----             ----
Net income (loss)                                            $673         $(1,713)         $(4,509)         $(6,828)

Other comprehensive income:
     Unrealized gain on hedging contract, net of tax          137              --              184               --
                                                             ----         -------          -------          -------

Comprehensive income (loss)                                  $810         $(1,713)         $(4,325)         $(6,828)
                                                             ====         =======          =======          =======


See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                        1999                 1998
                                                                                        ----                 ----
 Cash flows from operating activities:
      Net loss                                                                       $  (4,509)            $ (6,828)
      Adjustments to reconcile net loss to net cash provided by
            operating activities:
      Depreciation and amortization                                                     15,124               12,963
      Amortization of debt issuance costs and debt discounts                               496                  248
      Bad debt expense                                                                   1,344                  598
      Deferred tax benefit                                                              (1,062)                (883)
      Deferred compensation                                                                112                   --
      Changes in assets and liabilities, net of acquisitions:
           Increase in accounts receivable and
             notes receivable from related parties                                      (6,869)              (5,440)
           Increase in prepaid expenses                                                 (1,165)              (1,092)
           (Increase) decrease in other assets                                             (13)                 875
           (Decrease) increase in accounts payable                                      (2,381)                 758
           Increase in accrued liabilities                                                 628                  772
                                                                                     ---------             --------
      Net cash provided by operating activities                                          1,705                1,971

 Cash flows from investing activities:
      Capital expenditures                                                             (11,115)                (642)
      Capitalized acquisition/IPO costs                                                   (708)              (1,683)
      Cash paid to acquire stations                                                   (164,427)             (34,530)
      Deposits for pending acquisitions                                                     --                  650
                                                                                     ---------             --------
      Net cash used in investing activities                                           (176,250)             (36,205)

 Cash flows from financing activities:
      Proceeds received from stock offering                                            140,400                   --
      Payment of costs related to stock offering                                          (580)                  --
      Proceeds from exercise of stock options                                            1,265                   41
      Proceeds from notes payable                                                           --               31,000
      Principal payments on other long-term obligations                                   (158)                (194)
      Payment of debt issuance costs                                                      (544)                 (87)
                                                                                     ---------             --------
      Net cash provided by financing activities                                        140,383               30,760

 Net decrease in cash and cash equivalents                                             (34,162)              (3,474)

 Cash and cash equivalents, beginning of period                                        102,842                7,685
                                                                                     ---------             --------

 Cash and cash equivalents, end of period                                            $  68,680             $  4,211
                                                                                     =========             ========



See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      General

Citadel Communications Corporation ("Citadel Communications") was formed March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company ("Citadel Broadcasting"). Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting. Citadel Broadcasting and Citadel License own and operate radio stations and hold Federal Communication Commission licenses in Arkansas, California, Colorado, Idaho, Indiana, Louisiana, Michigan, Montana, Nevada, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Utah and Washington. In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

(2)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Citadel Communications Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(3)      Recent Transactions

On January 4, 1999, Citadel Broadcasting acquired radio station WBHT-FM in Wilkes-Barre, Pennsylvania for a purchase price of approximately $1.3 million. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, Citadel Broadcasting operated WBHT-FM under a local marketing agreement since July 3, 1997.

On January 11, 1999, Citadel Broadcasting exercised its options to purchase WKQV-FM and WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania and on May 3, 1999, Citadel Broadcasting purchased WKQV-FM for approximately $1.0 million. Subsequently, Citadel Broadcasting terminated its agreement to acquire WKQV-AM, but will continue operating this station under a joint sales agreement through December 31, 1999. Citadel Broadcasting had operated WKQV-FM under a local marketing agreement and has operated WKQV-AM under a joint sales agreement, since July 3, 1997. The acquisition of WKQV-FM was accounted for using the purchase method of accounting.

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

On April 30, 1999, Citadel Broadcasting purchased radio stations KVOR-AM and KTWK-AM in Colorado Springs and radio stations KEYF-AM/FM in Spokane from Capstar Acquisition Company, Inc. ("Capstar") for an aggregate purchase price of approximately

$10.0 million. In addition, Citadel Broadcasting exchanged radio station KKLI-FM in Colorado Springs for Capstar's radio station KSPZ-FM in Colorado Springs. The acquisitions were accounted for using the purchase method of accounting.

On April 30, 1999, Citadel Broadcasting entered into agreements to acquire all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc., which at the time of closing will own a total of 10 FM radio stations, in Portsmouth, New Hampshire and Portland, Maine, for an approximate purchase price of $65.3 million, which amount includes the assumption or repayment of certain outstanding indebtedness of Fuller-Jeffrey and approximately $1.8 million in payments relating to a consulting and non-competition agreement to be entered into in connection with the acquisition. The acquisition will be accounted for using the purchase method of accounting.

On May 3, 1999, Citadel Broadcasting purchased KNJY-FM in Spokane, Washington for approximately $4.2 million. The acquisition was accounted for using the purchase method of accounting.

On June 30, 1999, Citadel Broadcasting acquired substantially all of the assets of Wicks Broadcasting Group Limited Partnership and related entities for approximately $77.0 million. The acquisition of these assets included 10 FM and 6 AM radio stations serving the Charleston, South Carolina; Binghamton, New York; Muncie, Indiana and Kokomo, Indiana markets. The acquisition was accounted for using the purchase method of accounting.

(4)      Stock Offering

On June 25, 1999, Citadel Communications completed a stock offering of 11,500,000 shares of its common stock at $29.25 per share. Of such shares, 5,000,000 shares were sold by Citadel Communications and 6,500,000 shares were sold by certain stockholders of Citadel Communications. Total proceeds of the offering, net of underwriting discounts and commissions, were $322.9 million of which proceeds to Citadel Communications were $140.4 million and proceeds to the selling stockholders were $182.5 million. Total underwriting discounts and commissions were $13.5 million.

On the same date as the stock offering, Citadel Communications purchased 5,000 shares of common stock of Citadel Broadcasting for an aggregate purchase price of approximately $51.7 million and contributed approximately $88.7 million of additional paid in capital to Citadel Broadcasting. The purchase of stock and additional capital contributions were funded by the net proceeds from Citadel Communications' stock offering.

(5)      Subsequent Events

On July 23, 1999, Citadel Broadcasting entered into an asset purchase agreement with KTBT Radio Broadcasting Company, Inc. to acquire KOOJ-FM in Baton Rouge, Louisiana, for approximately $9.5 million. The acquisition will be accounted for using the purchase method of accounting. Pending completion of the acquisition, Citadel Broadcasting began operating KOOJ-FM under a local marketing agreement on August 1, 1999.

On August 2, 1999, Citadel Broadcasting redeemed approximately 35% of its issued and outstanding 13 1/4% exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, Citadel Broadcasting paid approximately $515,000 of accrued dividends on the redeemed shares. Proceeds from Citadel Broadcasting's sale of 5,000 shares of common stock to Citadel Communications were utilized to complete the redemption.

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

GENERAL

         Citadel Communications Corporation ("Citadel Communications") was formed March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company ("Citadel Broadcasting"). Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting. Citadel Communications Corporation, Citadel Broadcasting and Citadel License are collectively referred to as the "Company." Citadel Broadcasting and Citadel License own and operate radio stations and hold Federal Communication Commission licenses in Arkansas, California, Colorado, Idaho, Indiana, Louisiana, Michigan, Montana, Nevada, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, South Carolina, Utah and Washington. In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

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

         The Company's internet service provider recorded gross revenue, operating income and net loss of $1.2 million, $0.01 million and $(0.3) million, respectively, for the three months ended June 30, 1999 and $2.6 million, $0.2 million and $(0.5) million, respectively, for the six months ended June 30, 1999. The revenue generated from the internet service provider has been included in broadcasting revenue as the amount is not considered material to understanding the changes in the results of operations for the three months and six months ended June 30, 1999 as compared to the three months and six months ended June 30, 1998.

RESULTS OF OPERATIONS

         The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The Company's acquisitions in the first and second quarters of 1999 and during the year ended 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

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

         1999 First and Second Quarter Acquisitions: WBHT-FM in Wilkes-Barre, Pennsylvania was acquired on January 4, 1999. Prior to the acquisition, the Company had operated WBHT-FM under a local marketing agreement since July 3, 1997. On February 9, 1999 the Company acquired the assets of 62nd Street Broadcasting of Saginaw, LLC. The acquisition of these assets included 5 FM radio stations and 1 AM radio station in Saginaw/Bay City, Michigan. WHYL-AM/FM in Carlisle, Pennsylvania were acquired on February 17, 1999. On March 17, 1999, the Company acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. In connection with the acquisition, the Company acquired 6 FM and 3 AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. On April 30, 1999, the Company purchased KVOR-AM and KTWK-AM in Colorado Springs, Colorado and KEYF-AM/FM in Spokane, Washington. In addition, the Company exchanged KKLI-FM for KSPZ-FM in Colorado Springs. On May 3, 1999, the Company acquired WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania and KNJY-FM in Spokane. On June 30, 1999, the Company acquired substantially all of the assets of Wicks Broadcast Group Limited Partnership and related entities. The acquisition of these assets included 10 FM and 6 AM radio stations serving the Charleston, South Carolina; Binghamton, New York; Muncie, Indiana and Kokomo, Indiana markets. Brainiac Services, Inc., an internet service provider, in Riverside, Rhode Island was acquired on March 2, 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET BROADCASTING REVENUE. Net broadcasting revenue increased $7.6 million or 21.8% to $42.4 million for the three months ended June 30, 1999 from $34.8 million for the three months ended June 30, 1998. For stations owned and operated over the comparable periods in 1999 and 1998, net broadcasting revenue improved $4.0 million or 11.9% to $37.5 million in 1999 from $33.5 million in 1998, primarily due to increased ratings and improved selling efforts.

         STATION OPERATING EXPENSES. Station operating expenses increased $3.6 million or 15.3% to $27.1 million for the three months ended June 30, 1999 from $23.5 million for the three months ended June 30, 1998. The increase was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after June 30, 1998.

         BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $4.2 million or 37.5% to $15.4 million for the three months ended June 30, 1999 from $11.2 million for the three months ended June 30, 1998. For stations owned and operated over the comparable periods in 1999 and 1998, broadcast cash flow increased $2.7 million or 25.0% to $13.5 million in 1999 from $10.8 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 36.2% for the three months ended June 30, 1999 compared to 32.2% for the three months ended June 30, 1998.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased $0.2 million or 16.7% to $1.4 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998. The increase was due primarily to an increase in staffing levels needed to support the Company's growth and increased professional fees and expenses due to public company reporting requirements.

         EBITDA. As a result of the factors described above, EBITDA increased $3.9 million or 38.6% to $14.0 million for the three months ended June 30, 1999 from $10.1 million for the three months ended June 30, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.1 million or 15.7% to $8.1 million for the three months ended June 30, 1999 from $7.0 million for the three months ended June 30, 1998, primarily due to radio station acquisitions completed during 1998 and in the first and second quarters of 1999.

         INTEREST EXPENSE. Interest expense increased $0.4 million or 7.5% to $5.7 million for the three months ended June 30, 1999 from $5.3 million for the three months ended June 30, 1998, primarily due to interest expense associated with Citadel Broadcasting's 9-1/4% Senior Subordinated Notes issued on November 19, 1998 offset by a repayment of Citadel Broadcasting's credit facility in the third quarter of 1998 from the net proceeds of Citadel Communications' initial public offering of its common stock in July 1998.

         INCOME TAX BENEFIT. The income tax benefit for the three months ended June 30, 1999 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

         NET INCOME (LOSS). As a result of the factors described above, net income increased $2.4 million to $0.7 million for the three months ended June 30, 1999 from a net loss of $(1.7) million for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         NET BROADCASTING REVENUE. Net broadcasting revenue increased $12.2 million or 19.4% to $75.1 million for the six months ended June 30, 1999 from $62.9 million for the six months ended June 30, 1998. For stations owned and operated over the comparable period in 1999 and 1998, net broadcasting revenue improved $7.3 million or 11.9% to $68.6 million in 1999 from $61.3 million in 1998 primarily due to increased ratings and improved selling efforts.

         STATION OPERATING EXPENSES. Station operating expenses increased $6.3 million or 13.9% to $51.7 million for the six months ended June 30, 1999 from $45.4 million for the six months ended June 30, 1998. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquired after June 30, 1998.

         BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $5.9 million or 33.7% to $23.4 million for the six months ended June 30, 1999 from $17.5 million for the six months ended June 30, 1998. For stations owned and operated over comparable periods in 1999 and 1998, broadcast cash flow increased $4.0 million or 23.7% to $20.9 million in 1999 from $16.9 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 31.2% for the six months ended June 30, 1999 compared to 27.8% for the six months ended June 30, 1998.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased $0.6 million or 26.1% to $2.9 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998. The increase was due primarily to non-recurring costs to relocate the corporate offices to Nevada, an increase in staffing levels needed to support the Company's growth and increased professional fees and expenses due to public company reporting requirements.

         EBITDA. As a result of the factors described above, EBITDA increased $5.3 million or 34.9% to $20.5 million for the six months ended June 30, 1999 from $15.2 million for the six months ended June 30, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.1 million or 16.2% to $15.1 million for the six months ended June 30, 1999 from $13.0 million for the six months ended June 30, 1998, primarily due to radio station acquisitions consummated during 1999 and 1998.

         INTEREST EXPENSE. Interest expense increased approximately $1.5 million or 15.0% to $11.5 million for the six months ended June 30, 1999 from $10.0 million for the six months ended June 30, 1998, primarily due to interest expense associated with Citadel Broadcasting's 9-1/4% Senior Subordinated Notes issued on November 19, 1998 offset by a repayment of Citadel Broadcasting's credit facility in the third quarter of 1998 from the net proceeds of Citadel Communications' initial public offering of its common stock in July 1998.

         INCOME TAX BENEFIT. The income tax benefit for the six months ended June 30, 1999 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

         NET LOSS. As a result of the factors described above, net loss decreased $2.3 million or 33.8% to $4.5 million for the six months ended June 30, 1999 from $6.8 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. The Company's acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of the Company's capital resources. The Company expects that its debt service within the next twelve months, without regard to further acquisitions, will include approximately $21.0 million for interest on Citadel Broadcasting's 10-1/4% Senior Subordinated Notes and Citadel Broadcasting's 9-1/4% Senior Subordinated Notes. Citadel Broadcasting's 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002. However, Citadel Broadcasting did redeem approximately 35% of the exchangeable preferred stock in August 1999. See the discussion below under the heading "Exchangeable Preferred Stock".

         At June 30, 1999, the Company held approximately $68.7 million in cash and cash equivalents and had $134.4 million in unborrowed availability under Citadel Broadcasting's credit facility. For the six months ended June 30, 1999, net cash provided by operations decreased to $1.7 million from $2.0 million for the comparable 1998 period.

         For the six months ended June 30, 1999, net cash used in investing activities, primarily for station acquisitions, increased to $176.3 million from $36.2 million in the comparable 1998 period.

         For the six months ended June 30, 1999, net cash provided by financing activities was $140.4 million compared to $30.8 million in the comparable 1998 period. This increase is the result of Citadel Communications' stock offering completed on June 25, 1999. Citadel Communications sold 5,000,000 shares of common stock at $29.25 per share. The proceeds to Citadel Communications, net of underwriting discounts and commissions, from the offering were $140.4 million.

         On the same date as the stock offering, Citadel Communications purchased 5,000 shares of common stock of Citadel Broadcasting for an aggregate purchase price of approximately $51.7 million and contributed approximately $88.7 million of additional paid in capital to Citadel Broadcasting. The purchase of stock and additional capital contributions were funded by the net proceeds from Citadel Communications' stock offering. Citadel Broadcasting used the proceeds from the sale of the 5,000 shares of its common stock to redeem a portion of its exchangeable preferred stock and has used or will use the funds contributed to it to fund radio station acquisitions.

         CREDIT FACILITY. On July 3, 1997, Citadel Broadcasting and Citadel License entered into an amended and restated financing agreement which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997. The maximum available loan commitment at June 30, 1999 was $134.4 million. At June 30, 1999, no amounts were outstanding under the credit facility. Citadel Broadcasting must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average outstanding principal balance for the preceding quarter, multiplied by .125% or, if the total leverage ratio, determined in accordance with the agreement, calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%.

         The credit facility prohibits Citadel Broadcasting from paying cash dividends on its capital stock. Similarly, the credit facility restricts the ability of Citadel License, to pay cash dividends or make other distributions in respect of its capital stock. Citadel Broadcasting is not dependent in any material respect on the receipt of dividends or other payments from Citadel License. The credit facility also contains other customary restrictive covenants, which, among other things, and with certain exceptions, limit the ability of Citadel Broadcasting and Citadel License to incur additional indebtedness and liens, enter into transactions with affiliates, consolidate, merge or effect asset sales, issue additional stock, make capital or overhead expenditures, make investments, loans or prepayments or change the nature of their business. Citadel Broadcasting and Citadel License are also required to satisfy financial covenants, which require Citadel Broadcasting and Citadel License to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum leverage, senior debt leverage, minimum interest coverage and minimum fixed charges. Citadel Broadcasting and Citadel License are in compliance with the financial ratios and financial condition tests in their debt obligations.

         SENIOR SUBORDINATED NOTES. On July 3, 1997, Citadel Broadcasting completed the issuance of $101.0 million of 10 1/4% Senior Subordinated Notes due 2007 (the "10-1/4% notes"). Interest is payable semi-annually. The 10 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10 1/4% notes. In addition, at any time prior to July 1, 2000, Citadel Broadcasting may, at its option, redeem a portion of the 10 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 10 1/4% notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption.

         On November 19, 1998, Citadel Broadcasting completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008 (the "9-1/4% notes"). Interest is payable semi-annually. The 9 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, Citadel Broadcasting may, at its option, redeem the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption.

         The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At June 30, 1999, Citadel Broadcasting was in compliance with all covenants under the indentures.

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

         On August 2, 1999, Citadel Broadcasting redeemed approximately 35% of its issued and outstanding 13 1/4% exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, Citadel Broadcasting paid approximately $515,000 of accrued dividends on the redeemed shares. Proceeds from Citadel Broadcasting's sale of 5,000 shares of common stock to Citadel Communications were utilized to complete the redemption.

         The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. At June 30, 1999, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

         PENDING ACQUISITIONS AND DISPOSITION. There are several transactions currently pending which, if completed, would result in the Company purchasing 11 FM radio stations and selling 18 FM and 7 AM radio stations. The total cash required to fund the pending acquisitions is expected to be approximately $74.8 million. The Company expects to receive $25.5 million in cash and a $0.5 million promissory note from the pending disposition. The consummation of the pending transactions is subject to certain conditions, including the approval of the Federal Communication Commission. Although the Company believes these closing conditions will be satisfied in each case, there can be no assurance thereof. The pending acquisitions will be funded from the remaining proceeds of Citadel Communications' stock offering, borrowings available under Citadel Broadcasting's credit facility and if completed, proceeds from the pending disposition.

         CAPITAL EXPENDITURES. The Company had capital expenditures of approximately $11.1 million for the six months ended June 30, 1999 compared to $0.6 million for the same period in 1998. This increase is due primarily to the acquisition of a corporate jet, furniture and fixtures related to the relocation of the corporate offices and the construction of a new building in Little Rock, Arkansas. The Company's other equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

         In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities, revolving loans under the Citadel Broadcasting's credit facility, the remaining proceeds from Citadel Communications' stock offering and proceeds from the pending disposition should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

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

         The Company's project team has identified traffic/accounting systems, satellite delivered programming, digital automation systems and internet service provider systems as the mission critical systems to evaluate for Year 2000 compliance. In addition, although several software programs used throughout the Company were not Year 2000 compliant, the vendors of this software committed to provide Year 2000 compliant updates to the Company. The Company has received the updates and has either tested the software for Year 2000 compliance or has reviewed the documentation provided with the upgrade. In certain cases, the Company is relying on the representations of the vendors regarding Year 2000 compliance as testing the software would disrupt the operations of the Company, and the Company believes its contingency plans should mitigate the need for further testing.

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

         Inventories have been completed for all mission critical Company software applications and hardware systems for all radio stations acquired prior to December 31, 1998. The Company expects that inventories for radio stations acquired between January 1, 1999 and June 30, 1999 will be completed during the third quarter of 1999. The project team has also completed its assessment of the systems, remediation of identified problems and testing, where appropriate, of systems for Year 2000 readiness for all radio stations acquired prior to December 31, 1998, except for stations in Little Rock, Arkansas and Harrisburg, State College and Wilkes-Barre, Pennsylvania, which are expected to be completed during the third quarter of 1999. The Company expects that all radio stations acquired between January 1, 1999 and June 30, 1999 will complete the assessment of their systems, remediation of identified problems and testing, where appropriate, of systems for Year 2000 readiness by the end of the fourth quarter of 1999. For radio stations acquired after June 30, 1999, the Company will use its best efforts to complete inventories of the mission critical systems, assessment of the systems, remediation of identified problems and testing, where appropriate, of systems for Year 2000 readiness prior to year end. However, there can be no assurance that the Company will be able to complete these tasks prior to December 31, 1999.

         In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, the Company completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. The Company completed its testing for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems during the second quarter of 1999. The Company also intends to convert any acquired radio stations in 1999 to its centralized accounting and traffic systems. The Company expects that all stations acquired through June 30, 1999 will be converted to the accounting and traffic systems by the end of the third quarter of 1999. For radio stations acquired after June 30, 1999, the Company will use its best efforts to convert the stations to its accounting and traffic systems prior to year end, however, there can be no assurance that the Company will be able to complete the conversion by December 31, 1999.

         Satellite delivered programs, which are delivered to the Company's radio stations from outside sources, represent a third party risk to the Company arising from the Year 2000 issue. The Company has contacted the significant vendors of these programs. In many cases, the same vendor will provide the same programming to a number of the Company's stations as the programming is nationally syndicated. The vendors have responded that they anticipate being Year 2000 compliant. However, there can be no assurance regarding Year 2000 compliance from any vendor of these programs and, therefore, the Company has developed a contingency plan for alternative programming.

         The Company has elected to expand the digital automation systems used in the Company's operations. Although not directly related to the Year 2000 problem, the expansion and replacement of these systems, which the Company anticipates will be completed in the first quarter of 2000, will minimize or eliminate Year 2000 problems associated with these systems. Each system in stations acquired prior to December 31, 1998, not scheduled for replacement prior to year end, has already been upgraded to ensure Year 2000 compliance; the cost of upgrading the systems was not material. The cost of the new digital automation systems is estimated at $2.1 million. The Company also intends to replace or upgrade the digital automation systems for stations acquired through June 30, 1999. The replacement or upgrading of its systems is expected to be completed prior to December 31, 1999 and the cost should be immaterial. For radio stations acquired after June 30, 1999, the Company will use its best efforts to upgrade the digital automation systems prior to year end, however, there can be no assurance that the upgrades will be completed by December 31, 1999.

         The Company recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software and hardware vendors. No material expansion is scheduled for this division prior to the year 2000.

         In addition to identification of these mission critical systems, the Company has identified the top 10 advertisers on each of its radio stations owned or operated at December 31, 1998. Questionnaires were sent to each of these advertisers during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. The Company also sent such questionnaires to the top 10 advertisers on each of the radio stations it acquired in 1999, except for the recently purchased stations in Charleston, South Carolina; Binghamton, New York; Kokomo, Indiana and Muncie, Indiana. The Company anticipates sending questionnaires relating to these markets during the third quarter of 1999. To date, the Company has received responses from approximately 32.4% of the advertisers to whom questionnaires were sent, and of the returned questionnaires, 97% of the advertisers have responded that they anticipate being Year 2000 compliant. Based on the responses received to date, there can be no assurance regarding Year 2000 compliance by the Company's significant advertisers, which may result in lost revenue if any such advertisers experience year 2000 difficulties.

         In addition, questionnaires were also sent to various equipment vendors, utility and telephone companies, banks and other lending institutions that provide substantial products and services to the Company. The Company has received responses from approximately 73% of the vendors to whom questionnaires were sent, and of the returned responses 100% of the vendors have responded that they anticipate being Year 2000 compliant. However, there can be no assurance regarding Year 2000 compliance from the Company's suppliers and service providers. There can also be no assurance that the Company will be successful in finding alternative Year 2000 compliant suppliers and service providers, if required. One of the Company's greatest risks relates to the utility service providers as a loss in electricity would have a material impact on the operations of the Company. The Company does have back-up generators at certain stations, but does not intend to purchase generators for all of its stations.

         The Company has also solicited information regarding its critical internal non-information technology systems such as telephones and HVAC. The Company has determined that its telephone systems are Year 2000 compliant. The Company does not consider the HVAC systems as mission critical and therefore any interruption in the HVAC systems should not have a material effect on the operations of the Company. The Company intends to extend this inquiry to stations it acquires in 1999 and has already made such inquiries for all completed acquisitions except for the recently purchased stations in Charleston, South Carolina; Binghamton, New York; Kokomo, Indiana and Muncie, Indiana.

         Based on the items discussed above, the Company has identified what it believes to be at this time the most reasonably likely worst-case scenarios that could impact the Company related to Year 2000 non-compliance. The Company believes that the most reasonably likely sources of risk to the Company include
(i) disruptions in the supply of satellite delivered programs, (ii) disruptions in local programming due to unanticipated software or hardware failures and
(iii) diminished demand for advertising time arising from Year 2000 problems both specific to the Company's advertisers or more generally related to the potential for economic disruptions related to Year 2000 issues.

         The Company's contingency plans for these most reasonably likely worst-case scenarios include (i) requiring each station to maintain a back log of local programming that can be aired if the satellite delivered programming is disrupted, (ii) requiring each station to have an adequate number of employees at the radio station or on call starting from mid December 1999 through mid January 2000, including engineers, program directors, radio personalities and all other essential personnel in order to handle any disruptions in programming or hardware and software systems and (iii) informing each station of the possibility of diminished demand for advertising due to Year 2000 problems and the need to identify, in advance, potential replacement advertisers. The Company intends to continue to develop and refine its contingency plans during the remainder of the year.

         Based on its current assessment efforts, the Company does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on the Company's financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on the Company.

CERTAIN INVESTMENT CONSIDERATIONS

         SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company is highly leveraged. At June 30, 1999, Citadel Broadcasting had outstanding senior subordinated notes payable, net of discount, of approximately $210.3 million. At June 30, 1999, Citadel Broadcasting's exchangeable preferred stock had an aggregate liquidation preference of $124.9 million. At June 30, 1999, the Company had shareholder's equity of approximately $232.1 million. The Company's high degree of leverage will have important consequences, including the following:

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

         HISTORY OF NET LOSSES. The Company had a net loss of $3.9 million, $5.3 million and $4.5 million for the years ended December 31, 1998 and December 31, 1997 and the six months ended June 30, 1999, respectively. The primary reason for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. If the Company continues to acquire additional stations, these charges will probably increase. The Company expects to continue to experience net losses through at least 1999.

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

         o The Company's acquisition strategy involves numerous other risks, including but not limited to:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of June 30, 1999, no amounts were outstanding under the credit facility. The Company evaluates its exposure to interest rate risk by monitoring changes in interest rates in the market place.

         To manage interest rate risk, the Company entered into an interest rate swap agreement on December 10, 1996. The notional amount outstanding as of June 30, 1999 and the expected notional amount to be outstanding as of December 10, 1999, the maturity date of the agreement, is approximately $63.5 million. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The Company receives a variable rate on the notional amount and pays a fixed rate of 5.615% on the notional amount. The variable rate is based on LIBOR and is adjusted quarterly based on the original agreement dated December 10, 1996. LIBOR in effect under the swap agreement as of June 10, 1999 was 4.90125%.

         The fair market value of the Company's interest rate swap was a net liability of approximately $87,000 as of June 30, 1999.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

         The Department of Justice initiated a civil investigation on October 9, 1996 regarding the Company's now-terminated joint sales agreement relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado. Pursuant to the investigation, the Department of Justice requested information to determine whether the joint sales agreement constituted a de facto merger, resulting in a combination or contract in restraint of trade. The Company and the other interested party reached an agreement with the Department of Justice to drop its investigation. On April 28, 1999, the Department of Justice filed a lawsuit in the United States District Court for the District of Columbia against the Company and Triathlon Broadcasting Company alleging that they eliminated price competition between their radio stations. A proposed Final Judgement, the terms of which were stipulated by the parties, was also filed with the court on April 28, 1999. The proposed Final Judgement is expected to become final shortly as the comment period required by law has expired. The proposed Final Judgement would:

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

ITEM 5.  OTHER INFORMATION


DESCRIPTION OF CAPITAL STOCK

         The following description of the capital stock of Citadel Communications Corporation amends the description of such capital stock contained in Citadel Communications' registration statement on Form 8-A/A (file no. 000-24515).

         Citadel Communications is authorized to issue 200,000,000 shares of common stock, par value $.001 per share, 19,013,122 shares of Series AA Convertible Preferred Stock, par value $.001 per share, and 20,000 shares of undesignated preferred stock, par value $.001 per share. The following discussion describes provisions of Citadel Communications' Certificate of Incorporation and Bylaws and of Nevada's laws on private corporations, Chapter 78 of the Nevada Revised Statutes. This summary does not purport to be complete and is qualified in its entirety by reference to the terms of the foregoing documents and Nevada law.

GENERAL

         As of August 6, 1999, the only issued and outstanding capital stock of Citadel Communications is 31,284,938 shares of common stock. The shares of Series AA Convertible Preferred Stock that had been outstanding following Citadel Communications initial public offering in July 1998, have all been converted into shares of common stock and no additional shares of Series AA Convertible Preferred Stock will be issued.

VOTING RIGHTS OF COMMON STOCK

         Holders of the common stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally. As of August 6, 1999, ABRY Broadcast Partners II, L.P. and ABRY Capital, L.P. beneficially own 3,878,513 shares of common stock, representing approximately 12.4% of the common stock issued and outstanding, and the voting trustee who votes such shares has the power to significantly influence the election of directors and other matters submitted to a vote of stockholders. The voting power of the voting trustee may hinder or delay a change in control of Citadel Communications and may have an anti-take over effect.

DIVIDENDS ON COMMON STOCK

         The holders of the common stock are entitled to receive, pro rata, dividends as may be declared by Citadel Communications' Board of Directors out of funds legally available for the payment of dividends.

OTHER PROVISIONS APPLICABLE TO THE COMMON STOCK

         There are no preemptive rights to subscribe for any additional securities which Citadel Communications may issue. There are no redemption provisions or sinking fund provisions applicable to the common stock, nor is the common stock subject to calls or assessments by Citadel Communications.

         In the event of any liquidation, dissolution or winding-up of the affairs of Citadel Communications, holders of common stock will be entitled to share ratably in the assets of Citadel Communications remaining after payment or provision for payment of all of Citadel Communications' debts and obligations and liquidation payments to holders of any outstanding shares of undesignated preferred stock that has a liquidation preference.

UNDESIGNATED PREFERRED STOCK

         The Board of Directors of Citadel Communications may, without further action of the stockholders, issue up to 20,000 shares of undesignated preferred stock in one or more classes or series. The Board of Directors also has the power to fix the designations, powers, preferences and the relative participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions on the shares of each series. No classes or series have been designated. Any undesignated preferred stock issued by Citadel Communications may (i) rank prior to the common stock as to dividend rights, liquidation preference or both, (ii) have full or limited voting rights, and (iii) be convertible into shares of common stock.

         The issuance of undesignated preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from, acquiring or seeking to acquire, a significant portion of the outstanding common stock.

CERTAIN ANTI-TAKEOVER EFFECTS

         CERTIFICATE OF INCORPORATION AND BYLAWS. The provisions of Citadel Communications' Certificate of Incorporation and Bylaws summarized in the following paragraphs may be deemed to have anti-takeover effects. These provisions may have the effect of discouraging a future takeover attempt which is not approved by the Board of Directors, but which individual stockholders may deem to be in their best interests or in which stockholders may receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction may not have an opportunity to do so.

         Number of Directors, Removal and Filling Vacancies. Citadel Communications' Certificate of Incorporation and Bylaws provide that the number of directors shall not exceed seven and shall be fixed from time to time with the consent of a majority of the Board of Directors. The Certificate of Incorporation provides that directors may only be removed with cause. Nevada law provides that removal of a director requires the affirmative vote of the holders of at least two-thirds of the outstanding shares of capital stock of Citadel Communications then entitled to vote at an election of directors. These provisions prevent stockholders from removing any incumbent director without cause and allow a majority of the incumbent directors to add additional directors without approval of stockholders until the next annual meeting of stockholders at which directors are elected.

         Meetings of Stockholders. Citadel Communications' Bylaws provide that a special meeting of stockholders may be called only by the Chairman or the Board of Directors unless otherwise required by law. Citadel Communications' Bylaws provide that only those matters set forth in the notice of the special meeting may be considered or acted upon at that special meeting unless otherwise provided by law. In addition, Citadel Communications' Bylaws set forth certain advance notice and informational requirements and time limitations on any director nomination or new proposal which a stockholder wishes to make at an annual meeting of stockholders.

         No Stockholder Action by Written Consent. Citadel Communications' Bylaws provide that any action required or permitted to be taken by the stockholders of Citadel Communications at an annual or special meeting of stockholders must be effected at a duly called meeting and may not be taken or effected by a written consent of stockholders in lieu of a duly called meeting.

         Foreign Ownership. Citadel Communications' Certificate of Incorporation permits restriction on the ownership, voting and transfer of Citadel Communications' capital stock in accordance with the Communications Act of 1934, as amended, and the rules of the Federal Communications Commission, to prohibit ownership of more than 20% of Citadel Communications' outstanding capital stock, or more than 20% of the voting rights it represents, by or for the account of aliens or corporations otherwise subject to domination or control by aliens. The Certificate of Incorporation also authorizes the Board to prohibit any transfer of capital stock that would cause Citadel Communications to violate this prohibition. The Board of Directors may also prohibit the ownership, voting or transfer of any portion of its outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause Citadel Communications to violate, or would otherwise result in violation of, any provision of the Communications Act or the rules, regulations and policies of the FCC under the Communications Act. No stockholders may exercise any voting rights which would cause Citadel Communications to be in violation of the rules, regulations or policies of the FCC.

         NEVADA GENERAL CORPORATION LAW. The following provisions of Chapter 78 of the Nevada Revised Statutes may delay or make more difficult acquisitions or changes of control of Citadel Communications and may make it more difficult to accomplish transactions that stockholders may otherwise believe to be in their best interests. Such provisions may also have the effect of preventing changes in Citadel Communications' management. The Certificate of Incorporation and Bylaws do not exclude it from these provisions of Chapter 78 of the Nevada Revised Statutes.

         Control Share Acquisitions. Under Sections 78.378 to 78.3793 of Chapter 78 of the Nevada Revised Statutes, an acquiring person, who acquires a controlling interest in an issuing corporation may not exercise voting rights on any control shares unless the voting rights are conferred by a majority vote of the disinterested stockholders of the issuing corporation at an annual meeting or at a special meeting of such stockholders held upon the request and at the expense of the acquiring person. If the control shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any stockholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and the corporation must comply with the demand.

         For the above provisions, acquiring person means, subject to exceptions, any person who, individually or in association with others, acquires or offers to acquire, directly or indirectly, a controlling interest in an issuing corporation. Controlling interest means the ownership of outstanding voting shares of an issuing corporation sufficient to enable the acquiring person, individually or in association with others, directly or indirectly, to exercise:

         o one-fifth or more but less than one-third of the voting power of the issuing corporation in the election of directors,

         o one-third or more but less than a majority of the voting power of the issuing corporation in the election of directors, and/or

         o a majority or more of the voting power of the issuing corporation in the election of directors.

These provisions are triggered as a stockholder moves from one level to the next. Voting rights must be conferred by a majority of the disinterested stockholders as each threshold is reached and/or exceeded. Control shares means those outstanding voting shares of an issuing corporation which an acquiring person (i) acquires or offers to acquire in an acquisition, or (ii) acquires within 90 days immediately preceding the date when the acquiring person became an acquiring person. Subject to certain exceptions, an acquisition is the direct or indirect acquisition of a controlling interest. Issuing corporation means a corporation that is organized in Nevada, has 200 or more stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and does business in Nevada directly or though an affiliated corporation. Effective as of October 1, 1999, the Nevada resident stockholder requirement will provide that an issuing Corporation must have 100 stockholders of record who have an address in Nevada which appears in the stock ledger of the corporation.

         The provisions described above do not apply if the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by an acquiring person provide that the provisions do not apply. Citadel Communications' Certificate of Incorporation and Bylaws do not exclude it from the restrictions imposed by such provisions. However, unless and until Citadel Communications has at least 100 stockholders of record who are resident in Nevada or, after October 1, 1999, who have an address in Nevada which appears in Citadel Communications's stock ledger, this act will not apply to Citadel Communications.

         Certain Business Combinations. In general, sections 78.411 to 78.444 of Chapter 78 of the Nevada Revised Statutes restrict the ability of a Nevada corporation that has 200 or more stockholders to engage in any combination with an interested stockholder for three years following the date of the transaction in which the stockholder became an interested stockholder, unless the combination or the triggering purchase of shares is approved by the board of directors of the corporation before the date of the triggering purchase. If the combination or triggering purchase was not so approved, the interested stockholder may effect a combination after the three-year period only if such stockholder receives approval from a majority of the disinterested shares or the offer meets certain fair price criteria. Interested stockholder means any person, or its subsidiaries, who is:

         o the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or

         o an affiliate or associate of the corporation and, at any time within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation.

The provisions described do not apply to corporations that so elect in a charter amendment approved by a majority of the disinterested shares. Such a charter amendment, however, would not become effective for 18 months after its passage and would apply only to stock acquisitions occurring after its effective date. Citadel Communications' Certificate of Incorporation does not exclude it from the restrictions imposed by these provisions.

         Directors' Duties. Section 78.138 of Chapter 78 of the Nevada Revised Statutes allows directors and officers, in exercising their respective powers to further the interests of the corporation, to consider the interests of the corporation's employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and the long and short-term interests of the corporation and its stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Directors may resist a change or potential change in control if the directors determine that the change or potential change is opposed to or not in the best interest of the corporation. In so determining, the board of directors may consider the interests described above or, until October 1, 1999 when amendments to Section 78.138 become effective, have reasonable grounds to believe that, within a reasonable time, any debt created as a result of the change in control would cause the assets of the corporation or any successor to be less than the liabilities or would render the corporation or any successor insolvent or lead to bankruptcy proceedings. On October 1, 1999, a Nevada law presumption that, in business matters, directors have acted in good faith, on an informed basis and with a view to the interests of the corporation becomes effective.

LIMITATIONS ON LIABILITIES AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Limitations on Liabilities. Consistent with Chapter 78 of the Nevada Revised Statutes, Citadel Communications' Certificate of Incorporation contains a provision eliminating or limiting liability of directors to Citadel Communications and its stockholders for damages for breach of fiduciary duty as a director. The provision does not, however, eliminate or limit the personal liability of a director for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) unlawful distributions in violation of Chapter 78 of the Nevada Revised Statutes.

         This provision offers persons who serve on the Board of Directors protection against awards of monetary damages resulting from breaches of their fiduciary duty, except as indicated above. As a result of this provision, the ability of Citadel Communications or a stockholder thereof to successfully prosecute an action against a director for a breach of his fiduciary duty is limited. However, the provision does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his fiduciary duty. The Securities and Exchange Commission has taken the position that the provision will have no effect on claims arising under the federal securities laws.

         Indemnification. The Certificate of Incorporation and Bylaws provide for mandatory indemnification rights to the maximum extent permitted by applicable law, subject to limited exceptions, to any director or officer of Citadel Communications who, by reason of the fact that he or she is a director or officer of Citadel Communications, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such director or officer in advance of the final disposition of such proceeding in accordance with the applicable provisions of Chapter 78 of the Nevada Revised Statutes. Citadel Communications also maintains directors' and officers' liability insurance.

TRANSFER AGENT AND REGISTRAR

         BankBoston, N.A. is the transfer agent and registrar for the common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

10.1                       Sixteenth Amendment to Loan Instruments dated as of
                           April 30, 1999 among Citadel Broadcasting Company,
                           Citadel License, Inc., Citadel Communications
                           Corporation, FINOVA Capital Corporation and the
                           Lenders party thereto (incorporated by reference to Exhibit 10.23 to Citadel Communications Corporation's
                           Registration Statement No. 333-79277 on Form S-1).

10.2                       Seventeenth Amendment to Loan Instruments dated as of
                           April 30, 1999 among Citadel Broadcasting Company,
                           Citadel License, Inc., Citadel Communications
                           Corporation, FINOVA Capital Corporation and the
                           Lenders party thereto (incorporated by reference to Exhibit 10.24 to Citadel Communications Corporation's
                           Registration Statement No. 333-79277 on Form S-1).

10.3                       Eighteenth Amendment to Loan Instruments dated as of
                           June 1, 1999 among Citadel Broadcasting Company,
                           Citadel License, Inc., Citadel Communications
                           Corporation, FINOVA Capital Corporation and the
                           Lenders party thereto (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Citadel
                           Communications Corporation's Registration Statement
                           No. 333-79277 on Form S-1).

10.4                       Citadel Communications Corporation 1999 Long-Term
                           Incentive Plan (incorporated by reference to Exhibit
                           10.33 to Amendment No. 2 to Citadel Communications
                           Corporation's Registration Statement No. 333-79277 on
                           Form S-1).

10.5                       National Radio Sales Representation Agreement dated
                           October 1, 1998 between McGavren Guild Radio, Inc.
                           and Citadel Broadcasting Company (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to
                           Citadel Communications Corporation's Registration
                           Statement No. 333-79277 on Form S-1).

27                         Financial Data Schedule.

(b)      Reports on Form 8-K

                           On July 7, 1999, Citadel Communications filed with the Securities and Exchange Commission a current report on Form 8-K reporting the June 25, 1999 completion of its public offering of common stock and the June 30, 1999 acquisition of radio stations in Charleston, South Carolina; Binghamton, New York;
                           Muncie, Indiana and Kokomo, Indiana.

f
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CITADEL COMMUNICATIONS CORPORATION

Date: August 13, 1999               By: /s/  LAWRENCE R. WILSON
-----------------------                 ----------------------------------------
                                    Lawrence R. Wilson
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

Date: August 13, 1999               By: /s/  DONNA L. HEFFNER
------------------------                ----------------------------------------
                                    Donna L. Heffner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                             Description of Exhibit
--------------                             ----------------------

10.1                       Sixteenth Amendment to Loan Instruments dated as of
                           April 30, 1999 among Citadel Broadcasting Company,
                           Citadel License, Inc., Citadel Communications
                           Corporation, FINOVA Capital Corporation and the
                           Lenders party thereto (incorporated by reference to Exhibit 10.23 to Citadel Communications Corporation's
                           Registration Statement No. 333-79277 on Form S-1).

10.2                       Seventeenth Amendment to Loan Instruments dated as of
                           April 30, 1999 among Citadel Broadcasting Company,
                           Citadel License, Inc., Citadel Communications
                           Corporation, FINOVA Capital Corporation and the
                           Lenders party thereto (incorporated by reference to Exhibit 10.24 to Citadel Communications Corporation's
                           Registration Statement No. 333-79277 on Form S-1).

10.3                       Eighteenth Amendment to Loan Instruments dated as of
                           June 1, 1999 among Citadel Broadcasting Company,
                           Citadel License, Inc., Citadel Communications
                           Corporation, FINOVA Capital Corporation and the
                           Lenders party thereto (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Citadel
                           Communications Corporation's Registration Statement
                           No. 333-79277 on Form S-1).

10.4                       Citadel Communications Corporation 1999 Long-Term
                           Incentive Plan (incorporated by reference to Exhibit
                           10.33 to Amendment No. 2 to Citadel Communications
                           Corporation's Registration Statement No. 333-79277 on
                           Form S-1).

10.5                       National Radio Sales Representation Agreement dated
                           October 1, 1998 between McGavren Guild Radio, Inc.
                           and Citadel Broadcasting Company (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to
                           Citadel Communications Corporation's Registration
                           Statement No. 333-79277 on Form S-1).

27                         Financial Data Schedule.