Form 10-Q
period 1999-09-30
CITADEL COMMUNICATIONS CORP
filed 1999-11-12
CIK 921742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________


                        Commission file number: 000-24515


                       CITADEL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                         86-0748219
  -------------------------------                    -------------------
  (State or other jurisdiction of                      (I.R.S.Employer
  incorporation or organization)                     Identification No.)

    City Center West, Suite 400,
     7201 West Lake Mead Blvd.,
          Las Vegas, Nevada                                 89128
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (702) 804-5200
                                                          ----------------


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

         As of November 8, 1999 there were 31,319,738 shares of common stock, $.001 par value per share, outstanding.

                       Citadel Communications Corporation

                                    Form 10-Q
                               September 30, 1999

                                      Index

                                                                                                    Page
                                                                                                    ----
Part I

Item 1 - Financial Statements........................................................................3
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations......10
Item 3 - Qualitative and Quantitative Disclosures about Market Risk.................................21

Part II

Item 1 - Legal Proceedings..........................................................................21
Item 4 - Submission of Matters to a Vote of Security Holders........................................22
Item 5 - Other Information..........................................................................22
Item 6 - Exhibits and Reports on Form 8-K...........................................................24

PART I

ITEM 1. FINANCIAL STATEMENTS

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    1999              1998
                                                               -------------      -----------
                                                                (UNAUDITED)
                                  ASSETS
 Current assets:
      Cash and cash equivalents                                   $  8,798          $102,842
      Accounts receivable, less allowance for doubtful
           accounts of $2,513 in 1999 and $1,187 in 1998            48,004            34,197
      Due from related parties                                         204               215
      Prepaid expenses                                               3,808             1,956
      Assets held for sale                                          25,991            25,938
                                                                  --------          --------
               Total current assets                                 86,805           165,148

 Property and equipment, net                                        68,088            34,085
 Intangible assets, net                                            480,431           268,790
 Other assets                                                        4,205             4,238
                                                                  --------          --------
                                                                  $639,529          $472,261
                                                                  ========          ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                            $  3,345          $  4,360
      Accrued liabilities                                           11,676            10,900
      Current maturities of other long-term obligations                994               287
                                                                  --------          --------
               Total current liabilities                            16,015            15,547

 Notes payable, less current maturities                             57,500                --
 Senior subordinated notes payable, net of discount                210,401           210,091
 Other long-term obligations, less current maturities                2,685             1,041
 Deferred tax liability                                             46,964            24,844

 Exchangeable preferred stock                                       82,526           116,775

 Shareholders' equity:
      Common stock, $.001 par value; authorized
         200,000,000 shares, issued and outstanding;
         31,317,338 and 25,728,771 shares as of September
         30, 1999 and December 31, 1998, respectively                   31                26
      Additional paid-in capital                                   263,483           137,899
      Deferred compensation                                         (3,329)           (1,044)
      Unrealized loss on hedging contract                              (12)             (236)
      Accumulated deficit                                          (36,735)          (32,682)
                                                                  --------          --------
               Total shareholders' equity                          223,438           103,963
                                                                  --------          --------

                                                                  $639,529          $472,261
                                                                  ========          ========

See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE DATA)

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                               ------------------------------          -----------------------------
                                                  1999                1998                1999               1998
                                               ----------          ----------          ----------          ---------
Gross broadcasting revenue                        $56,343             $39,551            $139,090           $109,240
  Less agency commissions                          (4,899)             (3,653)            (12,569)           (10,419)
                                               ----------          ----------          ----------          ---------
   Net broadcasting revenue                        51,444              35,898             126,521             98,821

Operating expenses:

  Station operating expenses                       33,418              23,972              85,124             69,412
  Depreciation and amortization                    10,465               7,042              25,589             20,005
  Corporate general and administrative              2,035               1,083               4,921              3,351
                                               ----------          ----------          ----------          ---------
        Operating expenses                         45,918              32,097             115,634             92,768

Operating income                                    5,526               3,801              10,887              6,053

Nonoperating expenses (income):
    Interest expense                                6,021               3,548              17,502             13,590
    Other (income) expense, net                      (478)                (14)             (1,187)               (94)
                                               ----------          ----------          ----------          ---------
    Nonoperating expenses, net                      5,543               3,534              16,315             13,496


    Income (loss) before income taxes                 (17)                267              (5,428)            (7,443)

    Income tax (benefit)                             (472)               (280)             (1,376)            (1,163)
                                               ----------          ----------          ----------          ---------
    Net income (loss)                                 455                 547              (4,052)            (6,280)

    Dividend requirement for exchangeable
       preferred stock                              3,296               3,763              11,322             10,823
                                               ----------          ----------          ----------          ---------

    Net loss applicable to common shares          $(2,841)            $(3,216)           $(15,374)          $(17,103)
                                               ==========          ==========          ==========          =========

     Basic and diluted net loss per
        common share                              $ (0.09)            $ (0.20)           $  (0.55)          $  (2.22)
                                               ==========          ==========          ==========          =========
     Weighted average common shares
        outstanding                            31,299,962          16,468,645          27,871,316          7,690,114
                                               ==========          ==========          ==========          =========

See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                             -----------------------        -----------------------
                                              1999             1998          1999             1998
                                             ------           ------        ------           ------
Net income (loss)                             $455            $ 547        $(4,052)         $(6,280)

Other comprehensive income (loss):
  Unrealized gain (loss) on hedging
    contract, net of tax                        40             (596)           224             (596)
                                              ----            -----        -------          -------

Comprehensive income (loss)                   $495            $ (49)       $(3,828)         $(6,876)
                                              ====            =====        =======          =======


See accompanying notes to condensed consolidated financial statements.

                CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1999               1998
                                                                      ----------         ----------
 Cash flows from operating activities:
      Net loss                                                         $(4,052)           $(6,280)
      Adjustments to reconcile net loss to net cash
            provided by operating activities:
      Depreciation and amortization                                     25,589             20,005
      Amortization of debt issuance costs and
            debt discounts                                                 761                480
      Bad debt expense                                                   2,796                887
      Deferred tax benefit                                              (1,737)            (1,341)
      Deferred compensation                                                252                 --
      Recognition of deferred revenue                                      (25)                --
      Changes in assets and liabilities, net of acquisitions:
           Increase in accounts receivable and
             notes receivable from related parties                     (12,302)            (6,941)
           Increase in prepaid expenses                                 (1,663)            (1,751)
           (Increase) decrease in other assets                             (18)             1,293
           Decrease in accounts payable                                 (2,355)              (969)
           Increase (decrease) in accrued liabilities                       91             (1,437)
                                                                     ---------          ---------
      Net cash provided by operating activities                          7,337              3,946

 Cash flows from investing activities:
      Capital expenditures                                             (15,938)            (1,747)
      Capitalized acquisition costs                                     (2,879)            (1,963)
      Cash paid to acquire stations                                   (228,014)           (36,290)
      Deposits for pending acquisitions                                     --                650
                                                                     ---------          ---------
      Net cash used in investing activities                           (246,831)           (39,350)

 Cash flows from financing activities:
      Proceeds received from stock offering                            140,400            116,514
      Payment of costs related to stock offering                        (1,310)            (9,643)
      Proceeds from exercise of stock options                            1,425                 48
      Proceeds from notes payable                                       57,500             35,000
      Redemption of exchangeable preferred stock
        including cash dividend                                        (51,712)                --
      Principal payments on notes payable                                   --           (106,358)
      Principal payments on other long-term obligations                   (309)              (346)
      Payment of debt issuance costs                                      (544)               (89)
                                                                     ---------          ---------
      Net cash provided by financing activities                        145,450             35,126

 Net decrease in cash and cash equivalents                             (94,044)              (278)

 Cash and cash equivalents, beginning of period                        102,842              7,685
                                                                     ---------          ---------

 Cash and cash equivalents, end of period                              $ 8,798            $ 7,407
                                                                     =========          =========

See accompanying notes to condensed consolidated financial statements.

               CITADEL COMMUNICATIONS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) General

Citadel Communications Corporation ("Citadel Communications") was formed
March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company ("Citadel Broadcasting"). Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting. Citadel Broadcasting and Citadel License own and operate radio stations and hold Federal Communication Commission licenses in Arkansas, California, Colorado, Idaho, Indiana, Louisiana, Maine, Michigan, Nevada, New Hampshire, New Mexico, New York, Pennsylvania, Rhode Island, South Carolina, Utah and Washington. In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Citadel Communications Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

On February 17, 1999, Citadel Broadcasting acquired radio stations WHYL-AM/FM in Carlisle, Pennsylvania for approximately $4.5 million. The acquisition was accounted for using the purchase method of accounting. In conjunction with this acquisition, Citadel Broadcasting acquired real estate used in the operation of WHYL-AM/FM for a purchase price of approximately $0.3 million.

On March 2, 1999, Citadel Broadcasting acquired Brainiac Services, Inc., an internet service provider, in Riverside, Rhode Island for approximately
$0.3 million. The acquisition was accounted for using the purchase method of accounting.

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

On August 24, 1999, Citadel Broadcasting entered into a definitive agreement to acquire all of the partnership interests in Caribou Communications Co., which owns 4 FM stations and 1 AM station in Oklahoma City, Oklahoma. The aggregate purchase price is approximately $60.0 million and the acquisition will be accounted for using the purchase method of accounting.

On August 31, 1999, Citadel Broadcasting acquired all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. The aggregate purchase price was approximately $65.3 million, which amount includes the repayment of certain outstanding indebtedness of Fuller-Jeffrey and approximately $1.8 million payable over a seven-year period relating to a consulting and non-competition agreement. In connection with the acquisition, Citadel Broadcasting acquired 10 FM radio stations in Portsmouth, New Hampshire and Portland, Maine. The acquisition was accounted for using the purchase method of accounting.

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

(5) Redemption of Exchangeable Preferred Stock

    On August 2, 1999, Citadel Broadcasting redeemed approximately 35% of its issued and outstanding 13 1/4% exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, Citadel Broadcasting paid approximately $0.5 million of accrued dividends on the redeemed shares. Proceeds from Citadel Broadcasting's sale of 5,000 shares of common stock to Citadel Communications were utilized to complete the redemption.

(6) Deferred Compensation

On July 27, 1999, the shareholders of Citadel Communications approved the 1999 Long-Term Incentive Plan (the "Plan"), which is intended to be the primary long-term incentive vehicle for senior management. The Plan provides for the granting of options, which options are earned in one-fifth increments for each required increase in the average stock price (with the average calculated over 20 consecutive trading days) of Citadel Communication's common stock. The required increase is equal to one-fifth of the difference between the option's doubled exercise price and the option's exercise price. Options to purchase 1,750,000 shares of common stock were granted under the Plan effective as of June 25, 1999.

On July 23, 1999, one fifth of the options granted under the plan (350,000 shares) were earned. The difference between the exercise price and the fair market value of Citadel Communications stock at the date the options were earned has been recorded as deferred compensation of approximately $2.5 million. The compensation will be amortized over 5 years, the period over which the earned portion of the options vest.

(7) Subsequent Events

On October 1, 1999, Citadel Broadcasting acquired certain assets and subscriber agreements of Connect Communications Corporation, an internet service provider in Arkansas, in exchange for extinguishment of approximately $0.1 million in accounts receivable and certain equipment owned by Citadel Broadcasting. The acquisition will be accounted for using the purchase method of accounting. Ted Snider, Jr., the son of Ted Snider, Sr., a director of Citadel Communications and Citadel Broadcasting, is a director and shareholder of Connect Communications Corporation, which continues to provide services to Citadel Broadcasting.

On October 5, 1999, Citadel Broadcasting entered into a purchase and sale agreement with Kenneth A. Rushton, as Trustee of the Chapter 7 Bankruptcy Estate of Venture Broadcasting, Inc., to acquire an AM radio station serving the Salt Lake City, Utah market. The purchase price for the station and a related tower site is approximately $0.6 million. The acquisition will be accounted for using the purchase method of accounting.

On October 8, 1999, Citadel Broadcasting entered into an exchange agreement with Titus Broadcasting Systems, Inc. to acquire one AM radio station in Binghamton, New York in exchange for one AM station in Binghamton owned by Citadel Broadcasting and approximately $0.6 million in cash. The acquisition will be accounted for using the purchase method of accounting.

On October 28, 1999, Citadel Broadcasting entered into a definitive agreement to acquire from Broadcasting Partners Holdings, L.P. and it's affiliates the assets of 36 radio stations in 11 markets for approximately $190.0 million. Upon consummation of the agreement, including the completion of pending acquisitions by the selling entities, Citadel Broadcasting will acquire 5 stations in Buffalo, New York; 4 stations in Syracuse, New York; 3 stations in Atlantic City, New Jersey; 5 stations in Tyler-Longview, Texas; 3 stations in New London, Connecticut; 2 stations in New Bedford, Massachusetts; 4 stations in Monroe, Louisiana; 4 stations in Augusta-Waterville, Maine; 2 stations in Ithaca, New York; 3 stations in Presque Isle-Caribou, Maine; 1 station in Dennysville-Calais, Maine and the right to operate one additional station in Atlantic City, New Jersey. The acquisition will be accounted for using the purchase method of accounting.

On November 1, 1999, Citadel Broadcasting purchased KOOJ-FM in Baton Rouge, Louisiana from KTBT Radio Broadcasting Company, Inc. for approximately $9.5 million. The acquisition will be accounted for using the purchase method of accounting. Prior to completion of the acquisition, Citadel Broadcasting began operating KOOJ-FM under a local marketing agreement on August 1, 1999.

On November 9, 1999, Citadel Broadcasting sold substantially all of the assets of its 18 FM and 7 AM radio stations in Eugene and Medford, Oregon, Tri-Cities, Washington, Billings, Montana and Johnstown and State College, Pennsylvania for an approximate sale price of $26.0 million.

(8) Additional Borrowings and Acquisition Financing

On August 31, 1999, Citadel Broadcasting borrowed $57.5 million under its credit facility, which allows for revolving loan borrowings up to a maximum of $128.1 million as of September 30, 1999. Interest on the credit facility is due quarterly based on the LIBOR rate plus a maximum of 2.75% based on Citadel Broadcasting's leverage ratio. The interest rate for the quarter ended September 30, 1999 was approximately 6.9%.

As previously described, Citadel Broadcasting has entered into definitive agreements to acquire additional radio stations for a total aggregate purchase price of approximately $251.2 million. The borrowing capacity of the current credit facility will be exceeded and therefore the Company will require additional funds to complete the acquisitions.

The Company has decided to replace its current credit facility with a new facility. The new credit facility is expected to provide approximately $400.0 million in availability which would provide the Company with the required funds to complete the acquisitions. The Company anticipates finalizing the new credit facility prior to December 31, 1999. However, there can be no assurances that the Company will be able to replace its current facility with a new facility in an amount sufficient to complete all of the pending acquisitions. In addition, the Company may consider other financing alternatives, such as selling additional equity or debt securities. Again, there can be no assurances that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

    Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the captions "Year 2000 Matters" and "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

GENERAL

    Citadel Communications Corporation ("Citadel Communications") was formed March 24, 1993 as a Nevada corporation and is a holding company which owns all of the issued and outstanding common stock of Citadel Broadcasting Company ("Citadel Broadcasting"). Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting. Citadel Communications Corporation, Citadel Broadcasting and Citadel License are collectively referred to as the "Company." Citadel Broadcasting and Citadel License own and operate radio stations and hold Federal Communication Commission licenses in Arkansas, California, Colorado, Idaho, Indiana, Louisiana, Maine, Michigan, Nevada, New Hampshire, New Mexico, New York, Pennsylvania, Rhode Island, South Carolina, Utah and Washington. In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet.

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

    The Company's internet service provider recorded gross revenue and net loss of $0.9 million and $(1.4) million, respectively, for the three months ended September 30, 1999 and $3.5 million and $(1.9) million, respectively, for the nine months ended September 30, 1999. The revenue generated from the internet service provider has been included in broadcasting revenue as the amount is not considered material to understanding the changes in the results of operations for the three months and nine months ended September 30, 1999 as compared to the three months and nine months ended September 30, 1998.

RESULTS OF OPERATIONS

    The Company's unaudited condensed consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The Company's acquisitions in the first through third quarter of 1999 and during the year ended 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

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

    1999 First Through Third Quarter Acquisitions: WBHT-FM in Wilkes-Barre, Pennsylvania was acquired on January 4, 1999. Prior to the acquisition, the Company had operated WBHT-FM under a local marketing agreement since July 3, 1997. On February 9, 1999 the Company acquired the assets of 62nd Street Broadcasting of Saginaw, LLC. The acquisition of these assets included 5 FM radio stations and 1 AM radio station in Saginaw/Bay City, Michigan. WHYL-AM/FM in Carlisle, Pennsylvania were acquired on February 17, 1999. On March 17, 1999, the Company acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. In connection with the acquisition, the Company acquired 6 FM and 3 AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. On April 30, 1999, the Company purchased KVOR-AM and KTWK-AM in Colorado Springs, Colorado and KEYF-AM/FM in Spokane, Washington. In addition, the Company exchanged KKLI-FM for KSPZ-FM in Colorado Springs. On May 3, 1999, the Company acquired WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania and KNJY-FM in Spokane. On June 30, 1999, the Company acquired substantially all of the assets of Wicks Broadcast Group Limited Partnership and related entities. The acquisition of these assets included 10 FM and 6 AM radio stations serving the Charleston, South Carolina; Binghamton, New York; Muncie, Indiana and Kokomo, Indiana markets. On August 31, 1999, the Company acquired all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. In connection with the acquisition, the Company acquired 10 FM radio stations in Portsmouth, New Hampshire and Portland, Maine. Brainiac Services, Inc., an internet service provider, in Riverside, Rhode Island was acquired on March 2, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $15.5 million or 43.2% to $51.4 million for the three months ended September 30, 1999 from $35.9 million for the three months ended September 30, 1998, primarily due to the acquisition of radio stations in 1999. For stations owned and operated over the comparable periods in 1999 and 1998 (excluding the 25 stations sold on November 9, 1999), net broadcasting revenue improved $5.3 million or 17.4% to $35.8 million in 1999 from $30.5 million in 1998, primarily due to increased ratings and improved selling efforts.

    STATION OPERATING EXPENSES. Station operating expenses increased $9.4 million or 39.2% to $33.4 million for the three months ended September 30, 1999 from $24.0 million for the three months ended September 30, 1998. The increase was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after September 30, 1998.

     BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $6.1 million or 51.3% to $18.0 million for the three months ended September 30, 1999 from $11.9 million for the three months ended September 30, 1998. For stations owned and operated over the comparable periods in 1999 and 1998 (excluding the 25 stations sold on November 9, 1999 and a charge of approximately $0.7 million related to the write-off of barter receivables in the third quarter of 1999), broadcast cash flow increased $2.7 million or 26.5% to $12.9 million in 1999 from $10.2 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 35.0% for the three months ended September 30, 1999 compared to 33.2% for the three months ended September 30, 1998.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased $0.9 million or 81.8% to $2.0 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. The increase was due primarily to an increase in staffing levels and associated costs needed to support the Company's growth, increased professional fees and expenses due to public company reporting requirements, non-cash compensation related to stock options and costs incurred in unsuccessful acquisitions.

    EBITDA. As a result of the factors described above, EBITDA increased $5.2 million or 48.1% to $16.0 million for the three months ended September 30, 1999 from $10.8 million for the three months ended September 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.5 million or 50.0% to $10.5 million for the three months ended September 30, 1999 from $7.0 million for the three months ended September 30, 1998, primarily due to radio station acquisitions completed during 1998 and in the first through third quarters of 1999.

    INTEREST EXPENSE. Interest expense increased $2.5 million or 71.4% to $6.0 million for the three months ended September 30, 1999 from $3.5 million for the three months ended September 30, 1998, primarily due to interest expense associated with Citadel Broadcasting's 9-1/4% Senior Subordinated Notes issued on November 19, 1998.

    INCOME TAX BENEFIT. The income tax benefit for the three months ended September 30, 1999 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $27.7 million or 28.0% to $126.5 million for the nine months ended September 30, 1999 from $98.8 million for the nine months ended September 30, 1998, primarily due to the acquisition of radio stations in 1999. For stations owned and operated over the comparable period in 1999 and 1998 (excluding the 25 stations sold on November 9, 1999), net broadcasting revenue improved $12.7 million or 15.1% to $96.7 million in 1999 from $84.0 million in 1998, primarily due to increased ratings and improved selling efforts.

    STATION OPERATING EXPENSES. Station operating expenses increased $15.7 million or 22.6% to $85.1 million for the nine months ended September 30, 1999 from $69.4 million for the nine months ended September 30, 1998. The increase was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after September 30, 1998.

     BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $12.0 million or 40.8% to $41.4 million for the nine months ended September 30, 1999 from $29.4 million for the nine months ended September 30, 1998. For stations owned and operated over comparable periods in 1999 and 1998 (excluding the 25 stations sold on November 9, 1999 and a charge of approximately $0.7 million related to the write-off of barter receivables in the third quarter of 1999), broadcast cash flow increased $6.6 million or 25.1% to $32.9 million in 1999 from $26.3 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 32.7% for the nine months ended September 30, 1999 compared to 29.8% for the nine months ended September 30, 1998.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased $1.5 million or 44.1% to $4.9 million for the nine months ended September 30, 1999 from $3.4 million for the nine months ended September 30, 1998. The increase was due primarily to non-recurring costs to relocate the corporate offices to Nevada, an increase in staffing levels and associated costs needed to support the Company's growth, increased professional fees and expenses due to public company reporting requirements, non-cash compensation related to stock options and costs incurred in unsuccessful acquisitions.

    EBITDA. As a result of the factors described above, EBITDA increased $10.4 million or 39.8% to $36.5 million for the nine months ended September 30, 1999 from $26.1 million for the nine months ended September 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.6 million or 28.0% to $25.6 million for the nine months ended September 30, 1999 from $20.0 million for the nine months ended September 30, 1998, primarily due to radio station acquisitions consummated during 1999 and 1998.

    INTEREST EXPENSE. Interest expense increased approximately $3.9 million or 28.7% to $17.5 million for the nine months ended September 30, 1999 from $13.6 million for the nine months ended September 30, 1998, primarily due to interest expense associated with Citadel Broadcasting's 9-1/4% Senior Subordinated Notes issued on November 19, 1998 offset by a reduction in interest payments under Citadel Broadcasting's credit facility resulting from the repayment of the credit facility in the third quarter of 1998 from the net proceeds of Citadel Communications' initial public offering of its common stock in July 1998.

    INCOME TAX BENEFIT. The income tax benefit for the nine months ended September 30, 1999 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

    NET LOSS. As a result of the factors described above, net loss decreased $2.2 million or 34.9% to $4.1 million for the nine months ended September 30, 1999 from $6.3 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. The Company's acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of the Company's capital resources. The Company expects that its debt service within the next twelve months, without regard to further acquisitions, will include approximately $21.0 million for interest on Citadel Broadcasting's 10-1/4% Senior Subordinated Notes and Citadel Broadcasting's 9-1/4% Senior Subordinated Notes and approximately $4.7 million for interest on Citadel Broadcasting's credit facility. Citadel Broadcasting's 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002. Citadel Broadcasting did redeem approximately 35% of the exchangeable preferred stock in August 1999. See the discussion below under the heading "Exchangeable Preferred Stock".

    At September 30, 1999, the Company held approximately $8.8 million in cash and cash equivalents and had approximately $70.6 million in unborrowed availability under Citadel Broadcasting's credit facility. This amount of unborrowed funds has been further reduced by $9.5 due to the Company's acquisition of radio station KOOJ-FM in Baton Rouge, Louisiana on November 1, 1999. For the nine months ended September 30, 1999, net cash provided by operations increased to $7.3 million from $3.9 million for the comparable 1998 period. This increase is primarily due to the acquisition of radio stations completed in 1999.

    For the nine months ended September 30, 1999, net cash used in investing activities, primarily for station acquisitions, increased to $246.8 million from $39.4 million in the comparable 1998 period.

    For the nine months ended September 30, 1999, net cash provided by financing activities was $145.5 million compared to $35.1 million in the comparable 1998 period. This increase is primarily the result of Citadel Communications' stock offering completed on June 25, 1999 and additional borrowings of $57.5 million under the credit facility offset by the partial redemption of exchangeable preferred stock of approximately $51.7 million. Citadel Communications sold 5,000,000 shares of common stock at $29.25 per share. The proceeds to Citadel Communications, net of underwriting discounts and commissions, from the offering were approximately $140.4 million.

    On the same date as the stock offering, Citadel Communications purchased 5,000 shares of common stock of Citadel Broadcasting for an aggregate purchase price of approximately $51.7 million and contributed approximately $88.7 million of additional paid in capital to Citadel Broadcasting. The purchase of stock and additional capital contributions were funded by the net proceeds from Citadel Communications' stock offering. Citadel Broadcasting used the proceeds from the sale of the 5,000 shares of its common stock to redeem a portion of its exchangeable preferred stock and to fund radio station acquisitions completed in the second and third quarter of 1999.

    CREDIT FACILITY. On July 3, 1997, Citadel Broadcasting and Citadel License entered into an amended and restated financing agreement which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997. The maximum available loan commitment at September 30, 1999 was $128.1 million. At September 30, 1999, $57.5 million was outstanding under the credit facility and an additional $9.5 million was borrowed on November 1, 1999. Interest on the credit facility is due quarterly based on the LIBOR rate plus a maximum of 2.75% based on Citadel Broadcasting's leverage ratio. The interest rate for the quarter ended September 30, 1999 was approximately 6.9%. Citadel Broadcasting must also pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average outstanding principal balance for the preceding quarter, multiplied by .125% or, if the total leverage ratio, determined in accordance with the agreement, calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%.

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

    Citadel Broadcasting has entered into definitive agreements to acquire additional radio stations for a total aggregate purchase price of approximately $251.2 million. See the discussion below under the heading "Pending Acquisitions and Recently Completed Disposition." Based on the amount of the aggregate purchase price for the acquisitions, the borrowing capacity of the credit facility will be exceeded and, therefore, the Company will require additional funds to complete the acquisitions.

    The Company has decided to replace its current credit facility with a new facility. The new credit facility is expected to provide approximately $400.0 million in availability which would provide the Company with the required funds to complete the acquisitions. The Company anticipates finalizing the new credit facility prior to year end. However, there can be no assurances that the Company will be able to replace its current facility with a new credit facility in an amount sufficient to complete all of the pending acquisitions. In addition, the Company may consider other financing alternatives, such as selling additional equity or debt securities. Again, there can be no assurances that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common or convertible equity or convertible debt securities would result in additional dilution to the Company's stockholders.


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

    On November 19, 1998, Citadel Broadcasting completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008 (the "9-1/4% notes"). Interest is payable semi-annually. The 9 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, Citadel Broadcasting may, at its option, redeem a portion of the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption.

    The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At September 30, 1999, Citadel Broadcasting was in compliance with all covenants under the indentures.

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

    On August 2, 1999, Citadel Broadcasting redeemed approximately 35% of its issued and outstanding 13 1/4% exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, Citadel Broadcasting paid approximately $0.5 million of accrued dividends on the redeemed shares. Proceeds from Citadel Broadcasting's sale of 5,000 shares of common stock to Citadel Communications were utilized to complete the redemption.

    The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. At September 30, 1999, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

    PENDING ACQUISITIONS AND RECENTLY COMPLETED DISPOSITION. There are several transactions currently pending which, if completed, would result in the Company purchasing 27 FM and 16 AM radio stations and selling one AM radio station. In addition, the Company sold 18 FM and 7 AM radio stations on November 9, 1999. The total cash required to fund the pending acquisitions is expected to be approximately $251.2 million. The Company received approximately $26.0 million in cash from the completed disposition. The consummation of each of the pending acquisitions is subject to certain conditions, including the approval of the Federal Communication Commission. Although the Company believes these closing conditions will be satisfied in each case, there can be no assurance thereof. The pending acquisitions are expected to be funded from funds borrowed under a new credit facility (see the previous discussion under the heading "Credit Facility") and the funds received from the completed disposition. However, there can be no assurances that the Company will be able to complete a new credit facility in order to fund the pending acquisitions.

    CAPITAL EXPENDITURES. The Company had capital expenditures of approximately $15.9 million for the nine months ended September 30, 1999 compared to $1.7 million for the same period in 1998. This increase is due primarily to the acquisition of a corporate jet, furniture and fixtures related to the relocation of the corporate offices, the purchase of new digital automation systems for certain markets and the construction of a new building in Little Rock, Arkansas. The Company's other equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

    In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities, revolving loans under Citadel Broadcasting's credit facility and any new credit facility, if completed, and proceeds from the November 9, 1999 disposition should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

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

    Inventories have been completed for all mission critical Company software applications and hardware systems for all radio stations acquired prior to September 30, 1999. The project team has also completed its assessment of the systems, remediation of identified problems and testing, where appropriate, of systems for Year 2000 readiness for all radio stations except for those located in Muncie, Indiana. The Company expects the radio stations in Muncie, Indiana to complete the assessment of their systems, remediation of identified problems and testing, where appropriate, of systems for Year 2000 readiness by the end of the fourth quarter of 1999. For radio stations acquired after September 30, 1999, the Company will use its best efforts to complete inventories of the mission critical systems, assessment of the systems, remediation of identified problems and testing, where appropriate, of systems for Year 2000 readiness prior to year end. However, there can be no assurance that the Company will be able to complete these tasks prior to December 31, 1999.

    In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, the Company completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. The Company completed its testing for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems during the second quarter of 1999. The Company has also converted all acquired radio stations to its centralized accounting and traffic systems except for the stations in Muncie, Indiana. The Company expects the stations in Muncie, Indiana to be converted to the accounting and traffic systems by the end of the fourth quarter of 1999. For radio stations acquired after September 30, 1999, the Company will use its best efforts to convert the stations to its accounting and traffic systems prior to year end, however; there can be no assurance that the Company will be able to complete the conversion by December 31, 1999.

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

    The Company has elected to expand the digital automation systems used in the Company's operations. Although not directly related to the Year 2000 problem, the expansion and replacement of these systems, which the Company anticipates will be completed in the first quarter of 2000, is expected to minimize or eliminate Year 2000 problems associated with these systems. Each system in stations acquired prior to September 30, 1999, not scheduled for replacement prior to year end, has already been upgraded except for stations in Muncie, Indiana and Harrisburg, Pennsylvania, which upgrades are expected to be completed prior to year end. The cost of upgrading the systems was not or will not be material. The cost of the new digital automation systems is estimated at $2.1 million. For radio stations acquired after September 30, 1999, the Company will use its best efforts to upgrade the digital automation systems prior to year end, however; there can be no assurance that the upgrades will be completed by December 31, 1999.

    The Company recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software and hardware vendors. No material expansion is scheduled for this division prior to the year 2000. In addition, the Company completed an upgrade of its billing system in the third quarter of 1999 and the software is certified Year 2000 compliant by the vendor.

    In addition to identification of these mission critical systems, the Company has identified the top 10 advertisers on each of its radio stations owned or operated at December 31, 1998. Questionnaires were sent to each of these advertisers during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. The Company also sent such questionnaires to the top 10 advertisers on each of the radio stations it acquired in 1999, except for the recent FM station purchase in Baton Rouge, Louisiana. To date, the Company has received responses from approximately 29% of the advertisers to whom questionnaires were sent, and of the returned questionnaires, 96% of the advertisers have responded that they anticipate being Year 2000 compliant. Based on the responses received to date, there can be no assurance regarding Year 2000 compliance by the Company's significant advertisers, which may result in lost revenue if any such advertisers experience year 2000 difficulties.

    In addition, questionnaires were also sent to various equipment vendors, utility and telephone companies, banks and other lending institutions that provide substantial products and services to the Company. The Company has received responses from approximately 51% of the vendors to whom questionnaires were sent, and of the returned responses 100% of the vendors have responded that they anticipate being Year 2000 compliant. However, there can be no assurance regarding Year 2000 compliance from the Company's suppliers and service providers. There can also be no assurance that the Company will be successful in finding alternative Year 2000 compliant suppliers and service providers, if required. One of the Company's greatest risks relates to the utility service providers as a loss in electricity would have a material impact on the operations of the Company. The Company does have back-up generators at certain stations, but does not intend to purchase generators for all of its stations. However, for those stations with generators, the Company plans to ensure, to the extent possible, that the equipment is in working order and available in case of any loss of power.

    The Company has also solicited information regarding its critical internal non-information technology systems such as telephones and HVAC. The Company has determined that its telephone systems are Year 2000 compliant based on information provided by the telephone manufacturers. The Company does not consider the HVAC systems as mission critical and therefore any interruption in the HVAC systems should not have a material effect on the operations of the Company. The Company intends to extend this inquiry to stations it acquires in 1999 and has already made such inquiries for all completed acquisitions.

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

    The Company's contingency plans for these most reasonably likely worst-case scenarios include (i) requiring each station to maintain a back log of local programming that can be aired if the satellite delivered programming is disrupted, (ii) requiring each station to have an adequate number of employees at the radio station or on call starting from mid December 1999 through mid January 2000, including engineers, program directors, radio personalities and all other essential personnel in order to handle any disruptions in programming or hardware and software systems, (iii) requiring each market to have an engineer on site from 10:00 p.m. to 2:00 a.m. on December 31, 1999 and (iv) informing each station of the possibility of diminished demand for advertising due to Year 2000 problems and the need to identify, in advance, potential replacement advertisers. The Company intends to continue to develop and refine its contingency plans during the remainder of the year.

    Based on its current assessment efforts, the Company does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on the Company's financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on the Company.

RISK FACTORS

     Unless the context otherwise requires, the words "we," "our," and "us" in this section refer to the Company. Any of the following risks could have a material adverse effect on our business, financial condition or results of operations or on the value of our common stock. These risks and uncertainties are not the only ones facing us or which may adversely affect our business.

SUBSTANTIAL INDEBTEDNESS--Our debt service consumes a substantial portion of the cash we generate and reduces the cash available to invest in our operations.

    We have a significant amount of indebtedness. Our large amount of debt could significantly impact our business because, among other things, it:

     o requires us to dedicate a substantial portion of our operating cash flow to pay interest expense, which reduces funds available for operations, future business opportunities and other purposes,

     o limits our ability to obtain additional financing, if we need it, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes,

     o inhibits our ability to compete with competitors who are less leveraged than we are, and

     o restrains our ability to react to changing market conditions, changes in our industry and economic downturns.

As of September 30, 1999, we had:

     o outstanding total debt of approximately $277.2 million, excluding the discount on Citadel Broadcasting's 10 1/4% notes and its 9 1/4% notes,

     o Citadel Broadcasting's exchangeable preferred stock with an aggregate liquidation preference of approximately $82.5 million, and

     o    shareholders' equity of approximately $223.4 million.

    We anticipate that we will incur a substantial amount of additional indebtedness in connection with our pending acquisitions.

ABILITY TO SERVICE DEBT--In order to service our debt, we require a significant amount of cash. However, our ability to generate cash depends on many factors which are beyond our control.

    Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, delay planned acquisitions and capital expenditures or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

RESTRICTIONS IMPOSED ON US BY OUR DEBT INSTRUMENTS--Our existing debt instruments and anticipated future debt instruments contain, or will contain, restrictions and limitations which could significantly impact our ability to operate our business and the value of our common stock.

    The covenants in Citadel Broadcasting's credit facility and the agreements governing its other outstanding debt and preferred stock restrict, among other things, Citadel Broadcasting's ability to incur additional debt, make particular types of investments or other restricted payments, swap or sell assets or merge or consolidate. A breach of any of the covenants contained in the credit facility could allow the lenders to declare all amounts outstanding under the credit facility to be immediately due and payable. In addition, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged the outstanding shares of common stock of Citadel Broadcasting owned by us to secure our guarantee of the credit facility. If the amounts outstanding under the credit facility are accelerated, we cannot assure you that our assets will be sufficient to repay amounts due under the credit facility and other outstanding debt obligations.

    The credit facility requires Citadel Broadcasting to obtain its banks' consent before making acquisitions or capital expenditures that exceed the amount permitted by the credit facility. Consequently, we may experience difficulties in pursuing our acquisition strategy. The credit facility also requires Citadel Broadcasting to maintain specific financial ratios and satisfy financial condition tests. Events beyond our control could affect Citadel Broadcasting's ability to meet those financial ratios and condition tests, and we cannot assure you that it will do so.

    The Company is also in the process of replacing Citadel Broadcasting's credit facility with a new credit facility with a much larger borrowing capacity. The Company expects the new facility will contain restrictions similar to those already discussed. However, the extent of the restrictions cannot be determined until the new facility is fully negotiated. There can be no assurances that the new facility will be completed or if completed, the covenants will not be materially different than those previously discussed.

    The indentures governing Citadel Broadcasting's 9 1/4% notes and 10 1/4% notes and its credit facility restrict, with certain exceptions, Citadel Broadcasting's ability to pay dividends on or to repurchase, redeem or otherwise acquire any shares of its capital stock. In the event that, after July 1, 2002, cash dividends on Citadel Broadcasting's exchangeable preferred stock are in arrears and unpaid for two or more semi-annual dividend periods, whether or not consecutive, holders of the exchangeable preferred stock will be entitled to elect two directors of Citadel Broadcasting. This right to elect directors could limit our control over Citadel Broadcasting, and could adversely affect the value of our common stock.

HISTORY OF NET LOSSES--We have a history of net losses which we expect to continue through at least 2000.

    We had a net loss of $3.9 million for the year ended December 31, 1998 and $4.1 million for the nine months ended September 30, 1999. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on our outstanding debt. If we acquire additional stations, these charges will probably increase. We expect to continue to experience net losses through at least 2000.

LIMITATIONS ON ACQUISITION STRATEGY--Our strategy to expand our business and increase revenue through acquisitions may fail due to a number of risks involved in implementing this strategy.

    We intend to grow by acquiring radio stations in mid-sized markets. However, our acquisition strategy may not increase our cash flow or yield other anticipated benefits because this strategy is subject to a number of other risks, including:

     o failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approval,

     o difficulty in integrating the operations, systems and management of our acquired stations,

     o    diversion of management's attention from other business concerns,

     o    loss of key employees of acquired stations, and

     o increases in prices for radio stations due to increased competition for acquisition opportunities.

         We compete and expect to continue to compete with other buyers for the acquisition of radio stations. Some of those competitors have greater financial and other resources than we do. In addition, we may find fewer acceptable acquisition opportunities in the future.

POTENTIAL DIFFICULTIES IN COMPLETING PENDING AND FUTURE TRANSACTIONS DUE TO GOVERNMENTAL REVIEW--Antitrust law and other regulatory considerations could prevent or delay our strategy to expand our business and increase revenue.

    The completion of certain of our pending transactions is, and future transactions we may consider will likely be, subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All of our pending and future radio station acquisitions and dispositions will be subject to the license transfer approval process of the Federal Communications Commission. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity.

IMPORTANCE OF CERTAIN MARKETS--A downturn in any of our significant markets could adversely affect our revenue and cash flow.

    Our Albuquerque, Providence, Salt Lake City, Little Rock and Modesto markets are particularly important for our financial well-being. A significant decline in net broadcasting revenue from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow for the nine months ended September 30, 1999:

                                                      % OF NET                            % OF BROADCAST
                    MARKET                      BROADCASTING REVENUE                         CASH FLOW
               ----------------                 --------------------                      --------------
               Albuquerque                              11.2%                                  12.8%
               Providence                               10.1%                                  11.0%
               Salt Lake City                           9.5%                                   9.3%
               Little Rock                              6.5%                                   6.9%
               Modesto                                  6.1%                                   9.3%


    We received a civil investigative demand from the Department of Justice concerning our acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996. The demand requested written answers to interrogatories and the production of documents concerning the radio station market in Albuquerque, in general, and the KRST acquisition, in particular, to enable the Department of Justice to determine, among other things, whether the KRST acquisition would result in excessive concentration in the market. We responded to the demand. The Department of Justice requested supplemental information in 1997, to which we also responded. This matter remains open. If the Department of Justice were to proceed with and successfully challenge the KRST acquisition, we may be required to divest one or more radio stations in Albuquerque.

IMPACT OF THE YEAR 2000 PROBLEM--The Year 2000 problem could significantly disrupt our operations, causing a decline in cash flow and revenue and other difficulties.

    We are in the process of assessing and remediating potential risks to our business related to the Year 2000 problem. Although we believe that, as a result of these efforts, our critical systems are or will be substantially Year 2000 ready, we cannot assure you that this will be the case. If we experience significant problems as a result of the Year 2000 problem, our operations, revenue, cash flow and other important aspects of our business and financial well-being may be adversely affected.

    We believe that our greatest potential Year 2000 risk is that third parties with whom we deal will fail to be Year 2000 ready. For example, our operations and revenue may be adversely affected if our programming suppliers or key advertisers experience significant disruptions in their businesses because of the Year 2000 problem.

         For more information concerning the Year 2000 problem and its potential impact on our business, see "Year 2000 Matters" above.

SIGNIFICANT COMPETITION IN OUR INDUSTRY--Because the radio broadcasting industry is highly competitive, we may lose audience share and advertising revenue.

    Our radio stations face heavy competition from other radio stations in each market for audience share and advertising revenue. We also compete with other media such as television, newspapers, direct mail and outdoor advertising for advertising revenue. A decrease in either audience share or advertising revenue could result in decreased cash flow, which could impair our ability to, among other things, service our debt obligations, and which could adversely affect the value of our common stock. The radio broadcasting industry is also facing competition from new media technologies that are being developed such as the following:

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

    We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business.

EXTENSIVE REGULATION OF OUR INDUSTRY--The Federal Communications Commission's extensive regulation of the radio broadcasting industry limits our ability to own and operate radio stations and other media outlets.

    LICENSES. The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934, as amended. Issuance, renewal or transfer of radio broadcast station operating licenses requires FCC approval, and we cannot operate our radio stations without FCC licenses. The failure to renew our licenses could prevent us from operating the affected stations and generating revenue from them. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

    OWNERSHIP. The Communications Act and FCC rules impose specific limits on the number of stations and other media outlets an entity can own in a single market. The FCC attributes interests held by, among others, an entity's officers, directors and stockholders to that entity for purposes of applying these ownership limitations. The existing ownership rules or proposed new rules could affect our acquisition strategy because they may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause the other company to violate these rules.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its credit facility. Amounts borrowed under the credit facility incur interest at the London Interbank Offered Rate, LIBOR, plus additional basis points depending on the outstanding principal balance under the credit facility. As of September 30, 1999, $57.5 million was outstanding under the credit facility. The Company evaluates its exposure to interest rate risk by monitoring changes in interest rates in the market place.

    To assist in the management of interest rate risk, the Company entered into an interest rate swap agreement on December 10, 1996. The notional amount outstanding as of September 30, 1999 and the expected notional amount to be outstanding as of December 10, 1999, the maturity date of the agreement, is approximately $63.5 million. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The Company receives a variable rate on the notional amount and pays a fixed rate of 5.615% on the notional amount. The variable rate is based on LIBOR and is adjusted quarterly based on the original agreement dated December 10, 1996. LIBOR in effect under the swap agreement as of September 10, 1999 was 5.2%.

    The fair market value of the Company's interest rate swap was a net liability of approximately $20,000 as of September 30, 1999.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

    As previously reported, on April 28, 1999, the Department of Justice filed a lawsuit in the United States District Court for the District of Columbia against the Company and Triathlon Broadcasting Company alleging that they, as a result of a joint sales agreement, eliminated price competition between their radio stations in Spokane, Washington and Colorado Springs, Colorado. A proposed Final Judgement, the terms of which were stipulated by the parties, was also filed with the court on April 28, 1999. The Final Judgement was filed by the Court on August 26, 1999. The Final Judgement:

     o Orders the Company to terminate the joint sales agreement referenced above, which was terminated on April 30, 1999,

     o Prohibits the Company from acquiring any other radio stations that sell radio advertising time in either Colorado Springs or Spokane, unless the Company complies with the notice, additional information and waiting requirements in the Final Judgment, and

     o Prohibits the Company from entering into any joint sales agreement or any other cooperative selling arrangement with any other operator of radio stations that sells or helps to sell advertising time in either Colorado Springs or Spokane unless the Company complies with the notice, additional information and waiting requirements in the Final Judgement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of shareholders was held on July 27, 1999.
(b) Not applicable.
(c) Matters voted upon at the meeting:
(i) Election of five directors for a one-year term until the next annual meeting and until their successors are duly elected and qualified:

Nominee                     Votes For           Votes Withheld          Abstain
-------                    -----------          --------------          -------
Lawrence R. Wilson          23,145,745               93,621                0
Patricia Diaz Dennis        23,144,745               94,621                0
Ike Kalangis                23,144,645               94,721                0
Ted L. Snider, Sr.          23,145,505               93,861                0
John E. von Schlegall       23,145,745               93,621                0

 (ii) Approval of the Citadel Communications Corporation 1999 Long-Term Incentive Plan:

Votes For                Votes Against           Abstain/Broker Non-Votes
---------                -------------           ------------------------

16,670,292                 5,461,665                   1,107,389

(iii) Approval of the amendment to the Citadel Communications Corporation 1996 Equity Incentive Plan to increase the number of shares of common stock available under the plan:


Votes For                  Votes Against          Abstain/Broker Non-Votes
---------                  -------------          ------------------------
19,478,344                    2,675,574                      1,085,448

(iv) Ratification of the appointment of KPMG LLP as independent public accountants for the year ended December 31, 1999:

Votes For                  Votes Against          Abstain/Broker Non-Votes
---------                  -------------          ------------------------
22,375,149                    863,217                           1,000

(d) Not applicable

ITEM 5.  OTHER INFORMATION

NEW YORK, NEW JERSEY, TEXAS, LOUISIANA, CONNECTICUT, MASSACHUSETTS AND MAINE ACQUISITION

     On October 27, 1999, the Company entered into an asset purchase agreement with Broadcasting Partners Holdings, L.P. to acquire 23 FM and 13 AM radio stations in Buffalo, Syracuse and Ithaca, New York, Atlantic City, New Jersey, Tyler-Longview, Texas, Monroe, Louisiana, New London, Connecticut, New Bedford, Massachusetts and Augusta-Waterville, Presque Isle-Caribou and Dennysville-Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City under a program service and time brokerage agreement. The aggregate purchase price is approximately $190.0 million in cash. The stations indicated include one AM radio station in Buffalo and one FM radio station in New London which affiliates of Broadcasting Partners Holdings have entered into agreements to purchase. If either of these two transactions has not been completed prior to completion of the Company's acquisition, the Company will be assigned the rights under the relevant purchase agreement. The Company has delivered an irrevocable letter of credit in favor of Broadcasting Partners Holdings, issued by BankBoston, N.A., in the amount of $12.0 million to secure the Company's obligations under the asset purchase agreement.

     The asset purchase agreement contains customary representations and warranties of the parties, and completion of the acquisition of the stations is subject to conditions including (1) the receipt of FCC consent to the assignment of the station licenses to the Company, (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, and (3) the receipt of consents to the assignment to the Company of certain contracts relating to the stations. An application seeking FCC approval was filed with the FCC on November 9, 1999.

OKLAHOMA ACQUISITION

     On August 23, 1999, the Company entered into a purchase agreement with Cat Communications, Inc and Desert Communications III, Inc. to acquire all of the equity interests of Caribou Communications Co. for the aggregate purchase price of approximately $60.0 million in cash. Caribou Communications owns four
FM radio stations and one AM radio station in Oklahoma City, Oklahoma.
The Company has delivered an irrevocable letter of credit in favor of Cat Communications and Desert Communications, issued by BankBoston, N.A., in the amount of $3.0 million to secure the Company's obligations under the purchase agreement.

     The agreement contains customary representations and warranties of the parties, and consummation of the transaction is subject to conditions including
(1) the receipt of FCC consent to the transfer of control of the station licenses to the Company, (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act and (3) the receipt of consents to the change of control under certain contracts relating to the radio stations. An application seeking FCC approval was filed with the FCC on September 2, 1999 and a grant of the application was received on October 28, 1999. The Company received early termination of the applicable Hart-Scott-Rodino Act waiting period on October 4, 1999.

OTHER PENDING TRANSACTIONS

     In addition to the transactions described, on October 5, 1999, the Company entered into a purchase and sale agreement to acquire an AM radio station serving the Salt Lake City, Utah market, including a related tower site, for approximately $0.6 million in cash, and on October 8, 1999, the Company entered into an exchange agreement to acquire one AM radio station in Binghamton, New York in exchange for one AM radio station in Binghamton owned by the Company and approximately $0.6 million in cash. The closing of each of these transactions is also subject to various conditions.

CLOSING MATTERS

     Although the Company believes that the conditions to closing for each of its pending transactions are customary for transactions of this type, there can be no assurance that such conditions will be satisfied.

     For a discussion of financing for these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------                       ----------------------

     2.1 Asset Purchase Agreement dated October 27, 1999 by and between Citadel Broadcasting Company and Broadcasting Partners Holdings, L.P.

    10.1 Nineteenth Amendment to Loan Instruments dated as of August 31, 1999 among Citadel Broadcasting Company, Citadel License, Inc., Citadel Communications Corporation, FINOVA Capital Corporation and the Lenders party thereto.

     27             Financial Data Schedule.

(b) Reports on Form 8-K

     On September 14, 1999, Citadel Communications filed with the Securities and Exchange Commission a current report on Form 8-K reporting the August 31, 1999 acquisition of all the issued and outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. The following financial statements of Fuller-Jeffrey Broadcasting Companies, Inc. and Subsidiaries were filed:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999
            (unaudited)

          Consolidated Statements of Operations for the year ended December 31, 1998 and the six months ended June 30, 1998 and 1999 (unaudited)

          Consolidated Statements of Stockholders' Deficiency for the year ended
            December 31, 1998

          Consolidated Statements of Cash Flows for the year ended December 31,
            1998 and the six months ended June 30, 1998 and 1999 (unaudited)

          Notes to Consolidated Financial Statements

     The following pro forma financial information of Citadel Communications Corporation and Subsidiary was filed:

          Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June
            30, 1999

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 1999

          Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended December 31, 1998

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITADEL COMMUNICATIONS CORPORATION

Date: November 12, 1999            By: /s/ Lawrence R. Wilson
                                     -----------------------------------------
                                   Lawrence R. Wilson
                                   Chairman of the Board
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)


Date: November 12, 1999            By: /s/  Donna L. Heffner
                                     -----------------------------------------
                                   Donna L. Heffner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                      EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
--------------                    ----------------------

     2.1 Asset Purchase Agreement dated October 27, 1999 by and between Citadel Broadcasting Company and Broadcasting Partners Holdings, L.P.

    10.1 Nineteenth Amendment to Loan Instruments dated as of August 31, 1999 among Citadel Broadcasting Company, Citadel License, Inc., Citadel Communications Corporation, FINOVA Capital Corporation and the Lenders party thereto.

    27              Financial Data Schedule.