Form 10-Q/A
period 2000-03-31
CITADEL COMMUNICATIONS CORP
filed 2000-05-22
CIK 921742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

INTRODUCTORY STATEMENT

This report amends Item 6 of Citadel Communications Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

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

     27                    Financial Data Schedule (incorporated by reference to
                           Exhibit 27 to Citadel Communications Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

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

            Pro Form Financial Information - The following pro forma financial information of Citadel Communications Corporation and Subsidiary was reported:

            Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended December 31, 1998

      (ii) Form 8-K filed on January 26, 2000, reporting Citadel Broadcasting's entry into a definitive stock purchase agreement to purchase all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc.

            Financial Statements - The following financial statements of Bloomington Broadcasting Holdings, Inc. and subsidiaries were included in this report:

            Independent Auditors' Report

            Consolidated Balance Sheet as of December 31, 1998

            Consolidated Statement of Income for the year ended December 31,
            1998

            Consolidated Statement of Stockholders' Equity for the year ended December 31, 1998

            Consolidated Statement of Cash Flows for the year ended December 31, 1998

            Notes to Consolidated Financial Statements

            Consolidated Balance Sheet as of September 30, 1999 (unaudited)

            Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998 (unaudited)

            Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1999 (unaudited)

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)

            Notes to Condensed Consolidated Financial Statements (unaudited)

            Pro Forma Financial Information - The following pro forma financial information of Citadel Communications Corporation and subsidiary was reported:

            Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended December 31, 1998

      (iii) Form 8-K filed on February 8, 2000 in order to furnish an Underwriting Agreement dated February 8, 2000 among Citadel Communications Corporation, the several selling stockholders named therein and Credit Suisse First Boston Corporation, in its own capacity and as representative of the several underwriters named therein, and other exhibits for incorporation by reference into the Registration Statement on Form S-3 of Citadel Communications Corporation previously filed with the Securities and Exchange Commission (file no. 333-92593), which Registration Statement was declared effective by the Commission on January 10, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CITADEL COMMUNICATIONS CORPORATION

Date: May 22, 2000             By: /s/  LAWRENCE R. WILSON
      ------------                 -------------------------------
                                   Lawrence R. Wilson
                                   Chairman of the Board
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)

Date: May 22, 2000             By: /s/  DONNA L. HEFFNER
      ------------                 -------------------------------
                                   Donna L. Heffner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)